Form 10QSB
period 1997-12-31
WALLSTREET RACING STABLES INC
filed 1998-03-18
CIK 1040751

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended December 31, 1997
                                         _________________

                                  OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934



                  Commission file number     0-23823
                                             _______

                   WALLSTREET RACING STABLES, INC.
        ______________________________________________________
        (Exact name of registrant as specified in its charter)

     Colorado                                          84-1313024
___________________                                 ___________________
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, Colorado        80918
__________________________________________________________      __________
(Address of principal executive offices)                        (Zip Code)

                            (719) 260-8509
                         ____________________
         (Registrant's telephone number, including area code)

___________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes         No   XX

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

              Class of Stock                          Amount Outstanding
             __________________                   __________________________
             $.001 par value                      697,000 shares outstanding
              Common Stock                            at March 12, 1998



                  WALLSTREET RACING STABLES, INC.



                             Index

                                                                 Page
                                                                 ____

Part I - FINANCIAL INFORMATION


         Item 1.   Financial Statements                           1-6

         Item 2.   Management's Discussion and Analysis Or
                   Plan of Operation                              7-9

Part II - OTHER INFORMATION                                        10

SIGNATURES                                                         11







Wallstreet Racing Stables, Inc.
Balance Sheet
__________________________________________________________________

                                               Unaudited   Audited
                                               December     June
                                               31, 1997   30, 1997
                                               _________  ________
ASSETS
______

Current Assets:

Cash                                                 $70    $12,087
Accounts Receivable                                9,120        144
Prepaid Expenses                                   1,764      4,968
                                                  ______     ______
Total Current Assets                              10,954     17,199
                                                  ______     ______

Property And Equipment

Broodmares                                        10,250     10,250
Racehorses                                        54,437     38,238
                                                  ______     ______
Total                                             64,687     48,488
Accumulated Depreciation                         (15,137)    (8,737)
                                                  ______     ______
Net Property And Equipment                        49,550     39,751
                                                  ______     ______

TOTAL ASSETS                                     $60,504    $56,950
                                                 =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
____________________________________

Current Liabilities:

Accounts Payable - Trade                          36,628     17,473
Accrued Salaries                                  16,000          0
Accrued Interest - Shareholders                      951          0
Notes Payable - Shareholders                      46,233          0
                                                  ______     ______

Total Current Liabilities                         99,812     17,473
                                                  ______     ______

Long-Term Liabilities                                  0          0
                                                       _          _

TOTAL LIABILITIES                                 99,812     17,473
                                                  ______     ______
SHAREHOLDERS' EQUITY

Preferred Stock  - $.01 Par Value, 5,000,000
Shares Authorized;  -0- Shares Issued And
Outstanding                                            0          0

Common Stock  - $.001 Par Value, 15,000,000
Shares Authorized; 697,000 Shares Issued and
Outstanding                                          697        697

Capital Paid In Excess Of Par Value              268,494    264,494

Retained (Deficit)                              (308,499)  (225,714)
                                                 _______    _______

TOTAL SHAREHOLDERS' EQUITY                       (39,308)    39,477
                                                  ______     ______

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $60,504    $56,950
                                                 =======    =======

           The Accompanying Notes Are An Integral Part Of These
                     Unaudited Financial Statements.

Wallstreet Racing Stables, Inc.
Statement Of Operations
____________________________________________________________________

                                              Unaudited  Unaudited
                                             Three Month Three Month
                                                Period     Period
                                                Ended      Ended
                                               December   December
                                               31, 1997   31, 1996
                                             ___________ __________

Revenue

Purses                                                $0    $83,250
Horses For Resale                                 10,500          0
                                                  ______          _

Total Revenue                                     10,500     83,250

Cost Of Horses Sold                                1,255          0
                                                   _____          _

Gross Profit                                       9,245     83,250
                                                   _____     ______

Boarding And Training                              8,381      6,848
Commissions                                            0      1,025
Depreciation                                       3,516      2,128
Horseshoeing expense                                 219          0
Horse Transportation                                 776      1,626
Insurance                                          2,023      1,638
Legal And Accounting                               1,782      1,708
Offering Costs                                         0         67
Office                                             2,281        680
Race Expenses                                        135     23,157
Rent                                               1,500      1,500
Salaries                                          12,000      6,000
Telephone                                            781      1,053
Travel And Entertainment                           2,470     10,495
Vet Expenses                                       3,900      1,589
                                                   _____      _____

Total Operating Expenses                          39,764     59,514
                                                  ______     ______

(Loss) Profit From Operations                    (30,519)    23,736
                                                  ______     ______

Other Income (Expense):

Interest Income                                        5         52
Interest (Expense)                                  (846)      (725)
(Loss) On Sale Of Horse                                0          0

Total Other Income (Expense)                        (841)      (673)
                                                     ___        ___

(Loss) Profit Before Taxes                       (31,360)    23,063

Income Tax  Expense                                    0          0

Net  (Loss) Profit                              ($31,360)   $23,063
                                                 =======    =======

Weighted Average Common Shares Outstanding       697,000    648,250

Basic (Loss) Per Share                             (0.04)      0.04
                                                   ======      ====

         The Accompanying Notes Are An Integral Part Of These
                Unaudited Financial Statements.

Wallstreet Racing Stables, Inc.
Statement Of Operations
___________________________________________________________________

                                               Unaudited  Unaudited
                                               Six Month  Six Month
                                                Period     Period
                                                Ended      Ended
                                               December   December
                                               31, 1997   31, 1996
                                               _________  _________

Revenue

Purses                                              $126   $104,802
Horses For Resale                                 10,500          0
                                                  ______          _

Total Revenue                                     10,626    104,802

Cost Of Horses Sold                                1,255          0
                                                   _____          _

Gross Profit                                       9,371    104,802
                                                   _____    _______

Operating Expenses:

Advertising                                           60          0
Boarding And Training                             20,679      8,320
Commissions                                        1,800      4,575
Depreciation                                       6,401      4,256
Horseshoeing expense                                 769          0
Horse Transportation                               1,075      2,088
Insurance                                          4,031      2,519
Legal And Accounting                               6,332      5,532
Offering Costs                                         0         67
Office                                             6,824      3,696
Race Expenses                                      1,964     28,890
Rent                                               3,000      3,000
Salaries                                          20,000     12,000
Telephone                                          1,276      1,457
Travel And Entertainment                           9,667     14,114
Vet Expenses                                       7,255      3,368
                                                   _____      _____

Total Operating Expenses                          91,133     93,882
                                                  ______     ______

(Loss) Profit From Operations                    (81,762)    10,920
                                                  ______     ______

Other Income (Expense):

Interest Income                                       38         52
Interest (Expense)                                (1,061)      (761)
(Loss) On Sale Of Horse                                0          0

Total Other Income (Expense)                      (1,023)      (709)
                                                   _____        ___

(Loss) Profit Before Taxes                       (82,785)    10,211

Income Tax  Expense                                    0          0

Net  (Loss) Profit                              ($82,785)   $10,211
                                                 =======    =======

Weighted Average Common Shares Outstanding       697,000    648,250

Basic (Loss) Per Share                             (0.12)      0.02
                                                    ====       ====

          The Accompanying Notes Are An Integral Part Of These
                  Unaudited Financial Statements.

Wallstreet Racing Stables, Inc.
Cash Flow Statement
___________________________________________________________________

                                               Unaudited  Unaudited
                                               Six Month  Six Month
                                                Period     Period
                                                Ended      Ended
                                               December   December
                                               31, 1997   31, 1996
                                               _________  _________

Net (Loss) Profit                               ($82,785)   $10,211

Items Not Affecting Cash Flow:

Depreciation                                       6,401      4,256
Contribution of Services                           4,000     12,000

(Increase) Decrease In Receivable                 (8,976)     9,180
(Increase) Decrease In Prepaid Expenses            3,204      1,968
Increase In Accounts Payable                      19,155        711
Increase in Accrued Interest                         951          0
Increase In Accrued Salaries                      16,000          0
                                                  ______          _

Net Cash Flows Provided From (Used By)
Operations                                       (42,050)    38,326
                                                  ______     ______

Cash Flows From Investing Activities:


Purchase Of Horses                               (16,200)   (25,515)
                                                  ______     ______

Net Cash Flows Provided From (Used By)
Investing                                        (16,200)   (25,515)
                                                  ______     ______

Cash Flows Provided From Financing Activities:

Note Payable - Shareholder                        46,233          0
Sale Of Common Stock                                   0          0
Stock Subscriptions Exercised                          0          0
Deferred Offering Costs                                0          0
                                                       _          _

Net Cash Flows Provided From (Used By)
Financing                                         46,233          0
                                                  ______          _

Net Increase In Cash                             (12,017)    12,811
Cash At Beginning Of Period                       12,087      3,433
                                                  ______      _____

Cash At End Of Period                                $70    $16,244
                                                     ===    =======


Summary Of Non-Cash Investing And Financing Activities:





         The Accompanying Notes Are An Integral Part Of These
                  Unaudited Financial Statements.

Wallstreet Racing Stables, Inc.
Notes to the Unaudited Financial Statements
For the Six Month Period Ended December 31, 1997
________________________________________________



Note 1 - Unaudited Financial Information
________________________________________

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the six month interim period ended December 31, 1997. The adjustments consist only of normal reoccurring accruals. The results of operations for the three and six month interim periods ended December 31, 1997 are not necessarily indicative of the results to be expected for the year ended June 30, 1998.

Note 2 - Unaudited Financial information
________________________________________

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company. For a complete set of footnotes, reference is made to the Company's Prospectus as filed with the Securities and Exchange Commission dated February 13, 1998 and the audited financial statements filed therewith.

                WALLSTREET RACING STABLES, INC.

ITEM 2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR   PLAN   OF
          OPERATION

Introduction

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include without limitation statements regarding the Company's plan of business operations and related expenditures, anticipated race careers of Company owned thoroughbreds and stabling and training information. Factors that could cause actual results to differ materially include, among others, the following: the health and training progress of the thoroughbreds, availability of training and stabling facilities, general economic conditions and the overall thoroughbred horse racing industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

     The Company became a reporting entity with the Securities and Exchange Commission on February 13, 1998 as a result of filing a registration statement with that entity under the Securities Act of 1933. The Company is seeking to raise a maximum of $500,000 in a public offering through the sale of 500,000 shares of Common Stock at an offering price of $1.00 per share. The offering is being conducted by the Company through certain of its officers and directors. There is no minimum sale of shares which must be achieved to close the offering. Proceeds from the offering have been budgeted for operational expenses, including boarding and training of the Company's thoroughbreds, general and administrative expenses and repayment of debt. If sufficient proceeds are received, the Company may also acquire additional thoroughbreds.

     Subsequently, the Company filed its Registration Statement on Form 8-A, registering its Common Stock under the Securities Exchange Act of 1934. This Quarterly Report represents the first periodic report filed by the Company since its registration. It is suggested that this Report be read in conjunction with the Company's Prospectus dated February 13, 1998.

Liquidity and Capital Resources

     On December 31, 1997, the Company had a working capital deficit of $88,858, representing current assets of $10,954 and current liabilities of $99,812. Working capital decreased $88,584 from June 30, 1997 as a result of liabilities incurred in the ordinary course of business and the Company's failure to generate cash flow from operations. Management is of the opinion that the Company is dependent upon the proceeds of its public offering, obtaining additional capital and achieving profitable operations to continue as a going concern. The Company has only recently commenced operation and continues to use, rather than generate, cash from operations. For the six month period ended December 31, 1997, the Company's operations used approximately $42,000 of cash.

     Current  assets  at  December  31,  1997  consisted   almost
entirely of accounts receivable and prepaid expenses. The Company had only $70 in cash. Current liabilities, on the other hand, amounted to almost $100,000, including approximately $36,000 of trade accounts payable, $16,000 of accrued salaries and approximately $46,000 of notes payable to shareholders. These notes are due March 31, 1998, unless extended. Management believes that the Company is dependent on the proceeds of its public offering to pay such liabilities and generate cash for the foreseeable future.

     All of the cash necessary for operations during the six month period ended December 31, 1997 was provided by certain principal shareholders in the form of loans. Those loans are represented by promissory notes executed by the Company, totaling approximately $46,000 at December 31, 1997. Each of the notes bears interest at the rate of 9% per annum and are due and payable in full on or before March 31, 1998.

     The Company's primary need for working capital for the foreseeable future is for boarding and training expenses associated with care and maintenance of the thoroughbred racehorses currently owned by the Company, and general and administrative expenses. Boarding and training for the six month period ended December 31, 1997 was approximately $21,000 (See, Results of Operations, below). General and administrative expenses include legal and accounting fees associated with the Company's status as a publicly traded entity, office expenses, officers salaries, travel and entertainment. Management also hopes that the Company may acquire additional thoroughbreds in the future to supplement its existing stable of racehorses. Such acquisitions, it is hoped, will contribute to future revenues.

     The Company has no agreement for commercial debt financing or line-of-credit agreements, as management believes that the Company's assets are not sufficient to justify such financing at present. Accordingly, sources of capital for the foreseeable future include proceeds from the current public offering, additional private offering of debt or equity securities or loans from shareholders. Management does not believe the Company can increase in a material amount its thoroughbred stable, in the foreseeable future, due to constraints in working capital. However, the Company seeks to leverage its investment in thoroughbred racehorses by forming joint ventures or partnerships with unrelated third parties for ownership and maintenance of such thoroughbreds.

Results of Operation

     The Company was organized and exists for the purpose of acquiring, owning, managing, training, racing and ultimately syndicating thoroughbred racing prospects. During the three and six month periods ended December 31, 1997, the Company received virtually no revenue from operations, as most of its existing thoroughbreds were not racing during that time. The Company received no revenue from the sale or syndication of its horses during that time. With four horses in training at March 15, 1998, however, management anticipates revenues from purses will increase during the future six month period ended June 30, 1998. However, there is no assurance that the Company's horses will be successful, generating revenue or profit to the Company.

     For the six month period ended December 31, 1997, the Company realized a net loss of $82,785 on total revenue of $126. This compares to a profit of $10,211 on total revenue of $104,802 for the six months ended December 31, 1996. Results of operations for the six month period ended December 31, 1996 included purses won by one of the Company's thoroughbreds. That horse won the winner's share of a $1 million purse in October, 1996 at the Breeder's Cup, a prestigious series of races held annually for premier horses in the United States and abroad. That thoroughbred was injured in May 1997 and spent the principal remaining portion of calendar 1997 recuperating from surgery. That horse returned to training in November and may begin racing again in the spring of 1998. However, there is no assurance that the horse can return to its original form prior to surgery.

     Operating expenses remained generally constant for the six months ended December 31, 1997 compared to the comparable period ended December 31, 1996. An increase in boarding and training expenses from fiscal 1997 to 1998 in the approximate amount of $12,000 and increase in salary was offset by a substantial decrease in race expenses and travel and entertainment. The increase in boarding and training expenses is associated with the increase in thoroughbreds in which the Company had an interest during fiscal 1998. Depreciation increased for the same reason. The increase in salaries is attributable to the fact that officers and directors began accruing salaries of $2,000 per month at September 1, 1997, commensurate with such individuals devoting more time to the Company's affairs.

     The  Company's operations are somewhat seasonable,  in  that most thoroughbred races occur between May and October of each calendar year. As the Company enters that season, it has four horses in training. Expenses associated with training, such as shoeing, transportation, race and vet expenses should increase proportionately during that time. However, management hopes that such expenses will be offset by purses available to the winner of the races in which the Company's thoroughbreds will participate. However, it is anticipated that the Company will continue to incur losses until such time, if ever, revenues from racing purses and the sale or syndication of Company thoroughbreds is sufficient to cover operating, general and administrative expenses.

                  PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings.

               No report required.

Item 2.  Changes in Securities.

               No report required.

Item 3.  Defaults Upon Senior Securities.

               No report required.

Item 4.  Submission of Matters to a Vote of Security Holders.

               No report required.

Item 5.  Other Information.

               No report required.

Item 6.  Exhibits and Reports on Form 8-K.

               A.   Exhibits:

                            None.

               B.   Reports on Form 8-K:

                            None.

                           SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WALLSTREET RACING STABLES, INC.



Date:   March 18, 1998       By:  /s/ Raymond E. McElhaney
                                  Raymond E. McElhaney, President, Chief
                                  Executive Officer, Chief Financial Officer
                                  and Chairman of the Board of Directors
                                  (Principal Executive Officer)




Date:   March 18, 1998        By:  /s/ Bill M. Conrad
                                   Bill M. Conrad, Vice-President, Secretary,
                                   Treasurer and Director
                                   (Principal Financial Officer)