Form 10QSB
period 1998-03-31
WALLSTREET RACING STABLES INC
filed 1998-05-15
CIK 1040751

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998
                                         ______________

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

              Class of Stock                          Amount Outstanding
             __________________                   __________________________
             $.001 par value                      698,000 shares outstanding
              Common Stock                            at May 13, 1998



                  WALLSTREET RACING STABLES, INC.



                             Index

                                                                 Page
                                                                 ____

Part I - FINANCIAL INFORMATION


         Item 1.   Financial Statements                           1-5

         Item 2.   Management's Discussion and Analysis Or
                   Plan of Operation                              6-8

Part II - OTHER INFORMATION                                         9

SIGNATURES                                                         10







Wallstreet Racing Stables, Inc.
Balance Sheet
__________________________________________________________________

                                               Unaudited   Audited
                                                 March      June
                                               31, 1998   30, 1997
                                               _________  ________
ASSETS
______

Current Assets:

Cash                                                $356    $12,087
Accounts Receivable                                   10        144
Prepaid Expenses                                     382      4,968
                                                  ______     ______
Total Current Assets                                 748     17,199
                                                  ______     ______

Property And Equipment

Broodmares                                             0     10,250
Racehorses                                        54,437     38,238
                                                  ______     ______
Total                                             54,437     48,488
Accumulated Depreciation                         (16,523)    (8,737)
                                                  ______     ______
Net Property And Equipment                        37,914     39,751
                                                  ______     ______

TOTAL ASSETS                                     $38,662    $56,950
                                                 =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
____________________________________

Current Liabilities:

Accounts Payable - Trade                          41,404     17,473
Accrued Salaries                                  28,000          0
Accrued Interest - Shareholders                    1,977          0
Notes Payable - Shareholders                      46,233          0
                                                  ______     ______

Total Current Liabilities                        117,614     17,473
                                                  ______     ______

Long-Term Liabilities                                  0          0
                                                       _          _

TOTAL LIABILITIES                                117,614     17,473
                                                 _______     ______
SHAREHOLDERS' EQUITY

Preferred Stock  - $.01 Par Value, 5,000,000
Shares Authorized;  -0- Shares Issued And
Outstanding                                            0          0

Common Stock  - $.001 Par Value, 15,000,000
Shares Authorized; 698,000 Shares Issued and
Outstanding At March 31, 1998 (Unaudited);
697,000 Shares At December 31, 1997                  698        697

Capital Paid In Excess Of Par Value              269,492    264,494

Retained (Deficit)                              (349,142)  (225,714)
                                                 _______    _______

TOTAL SHAREHOLDERS' EQUITY                       (78,952)    39,477
                                                  ______     ______

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $38,662    $56,950
                                                 =======    =======

           The Accompanying Notes Are An Integral Part Of These
                     Unaudited Financial Statements.

Wallstreet Racing Stables, Inc.
Statement Of Operations
____________________________________________________________________

                                              Unaudited  Unaudited
                                             Three Month Three Month
                                                Period     Period
                                                Ended      Ended
                                                March      March
                                               31, 1998   31, 1997
                                             ___________ __________

Revenue

Purses                                                $0         $0
Horses For Resale                                      0          0
                                                       _          _

Total Revenue                                          0          0

Cost Of Horses Sold                                    0          0
                                                       _          _

Gross Profit                                           0          0
                                                       _          _

Boarding And Training                              6,990      7,550
Commissions                                            0          0
Depreciation                                       3,036      1,551
Horseshoeing expense                                 193          0
Horse Transportation                                  63        303
Insurance                                          1,382      2,016
Legal And Accounting                               3,593        788
Offering Costs                                     2,580          0
Office                                             2,085      1,094
Race Expenses                                        194          0
Rent                                               1,500      1,500
Salaries                                          12,000      6,000
Telephone                                            480        895
Travel And Entertainment                             140      5,261
Vet Expenses                                          48        847
                                                   _____      _____

Total Operating Expenses                          34,284     27,805
                                                  ______     ______

(Loss) Profit From Operations                    (34,284)   (27,805)
                                                  ______     ______

Other Income (Expense):

Interest Income                                        0        247
Interest (Expense)                                (1,084)      (199)
(Loss) On Sale Of Horse                           (5,274)         0
                                                   _____          _

Total Other Income (Expense)                      (6,358)        48
                                                   _____         __

(Loss) Profit Before Taxes                       (40,642)   (27,757)

Income Tax Expense                                     0          0

Net (Loss) Profit                               ($40,642)  ($27,757)
                                                 =======    =======

Weighted Average Common Shares Outstanding       698,000    662,875

Basic (Loss) Per Share                             (0.06)     (0.04)
                                                   ======      ====

         The Accompanying Notes Are An Integral Part Of These
                Unaudited Financial Statements.

Wallstreet Racing Stables, Inc.
Statement Of Operations
___________________________________________________________________

                                               Unaudited  Unaudited
                                               Nine Month Nine Month
                                                 Period     Period
                                                 Ended      Ended
                                                 March      March
                                                31, 1998   31, 1997
                                               _________  _________

Revenue

Purses                                              $126   $104,802
Horses For Resale                                 10,500          0
                                                  ______          _

Total Revenue                                     10,626    104,802

Cost Of Horses Sold                                1,255          0
                                                   _____          _

Gross Profit                                       9,371    104,802
                                                   _____    _______

Operating Expenses:

Advertising                                           60          0
Boarding And Training                             27,670     15,870
Commissions                                        1,800      4,575
Depreciation                                       9,437      5,807
Horseshoeing expense                                 962          0
Horse Transportation                               1,138      2,391
Insurance                                          5,413      4,535
Legal And Accounting                               9,925      6,320
Office                                            11,488      5,750
Race Expenses                                      2,158     27,997
Rent                                               4,500      4,500
Salaries                                          32,000     18,000
Telephone                                          1,756      2,352
Travel And Entertainment                           9,807     19,375
Vet Expenses                                       7,303      4,215
                                                   _____      _____

Total Operating Expenses                         125,417    121,687
                                                 _______    _______

(Loss) Profit From Operations                   (116,046)   (16,885)
                                                 _______     ______

Other Income (Expense):

Interest Income                                       38        299
Interest (Expense)                                (2,145)      (960)
(Loss) On Sale Of Horse                           (5,274)         0

Total Other Income (Expense)                      (7,381)      (661)
                                                   _____        ___

(Loss) Profit Before Taxes                      (123,427)   (17,546)

Income Tax  Expense                                    0          0

Net  (Loss) Profit                             ($123,427)  ($17,546)
                                                ========    =======

Weighted Average Common Shares Outstanding       698,000    662,875

Basic (Loss) Per Share                             (0.18)     (0.03)
                                                    ====       ====

          The Accompanying Notes Are An Integral Part Of These
                  Unaudited Financial Statements.

Wallstreet Racing Stables, Inc.
Cash Flow Statement
___________________________________________________________________

                                               Unaudited  Unaudited
                                               Nine Month Nine Month
                                                Period     Period
                                                Ended      Ended
                                                March      March
                                               31, 1998   31, 1997
                                               _________  _________

Net (Loss) Profit                              ($123,427)  ($17,546)

Items Not Affecting Cash Flow:

Depreciation                                       9,437      5,807
Contribution of Services                           4,000     18,000
Loss on Horse Sale                                 5,273          0

Decrease In Receivable                               134      9,178
(Increase) Decrease In Prepaid Expenses            4,586     (5,076)
Increase In Accounts Payable                      23,931      6,697
Increase in Accrued Interest                       1,977          0
Increase In Accrued Salaries                      28,000          0
                                                  ______          _

Net Cash Flows Provided From (Used By)
Operations                                       (46,089)    17,060
                                                  ______     ______

Cash Flows From Investing Activities:

Sale of Horses                                     3,325          0
Purchase Of Horses                               (16,200)   (47,588)
                                                  ______     ______

Net Cash Flows Provided From (Used By)
Investing                                        (12,875)   (47,588)
                                                  ______     ______

Cash Flows Provided From Financing Activities:

Note Payable - Shareholder                        46,233          0
Sale Of Common Stock                               1,000     64,000
                                                   _____     ______

Net Cash Flows Provided From (Used By) Financing  47,233     64,000
                                                  ______     ______

Net Increase In Cash                             (11,731)    33,472
Cash At Beginning Of Period                       12,087      3,433
                                                  ______      _____

Cash At End Of Period                               $356    $36,905
                                                    ====    =======


Summary Of Non-Cash Investing And Financing
Activities:                                           $0         $0
                                                      ==         ==





         The Accompanying Notes Are An Integral Part Of These
                  Unaudited Financial Statements.

Wallstreet Racing Stables, Inc.
Notes to the Unaudited Financial Statements
For the Nine Month Period Ended March 31, 1998
________________________________________________



Note 1 - Unaudited Financial Information
________________________________________

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the nine month interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 1998.

Note 2 - Financial Statements
_____________________________

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in this Report. For a complete set of footnotes, reference is made to the Company's Registration Statement on Form SB-2 and Prospectus dated February 13, 1998 as filed with the Securities and Exchange Commission and the audited financial statements filed therein.

Note 3 - Securities Public Offering
__________________________________

The Company has filed its Registration Statement on Form SB-2 with the Securities and Exchange Commission relating to a proposed public offering which commenced February 13, 1998. The Registration Statement relates to the proposed sale of 500,000 shares of Common Stock at an offering price of $1.00 per share. The offering is being conducted by the Company through certain of its officers and/or directors. There is no minimum number of shares or sale proceeds which must be received to complete the offering.
As of March 31, 1998, the Company continued efforts to sell Common Stock under the terms of the offering.


                WALLSTREET RACING STABLES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
          OPERATION

Introduction

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation
Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations and related expenditures, anticipated race careers of Company -owned thoroughbreds and stabling and training information. Factors that could cause actual results to differ materially include, among others, the following: the health and training progress of the thoroughbreds, availability of training and stabling facilities, general economic conditions, results of the Company's ongoing public offering and the overall thoroughbred
horse racing industry.   Most of these factors are outside the control of the
Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

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

Liquidity and Capital Resources

     The Company is entirely dependent on the anticipated proceeds from its public offering, additional advances from shareholders, achieving profitable operations or additional debt or equity financing to continue as a going concern. At March 31, 1998, the Company had a working capital deficit of $116,866, consisting of $748 of current assets and $117,614 in current liabilities. The Company's liabilities exceeded its assets by $78,952 at that date, resulting in a negative net worth. Accordingly, the Company is dependent on the receipt of proceeds from outside sources to realize its assets and satisfy outstanding liabilities.

     The Company's liquidity and working capital have decreased since fiscal year end June 30, 1997. Working capital decreased an aggregate of $116,592 from fiscal year end to March 31, 1998, as a result of cash applied to operations and acquisition of additional racehorses. Cash flow during the nine month period ended March 31, 1998 was provided almost exclusively by advances from shareholders. Operations used an aggregate of $46,089 in cash during the nine month period.

     Capital needs for the foreseeable future include cash for operations and acquisition of additional throughbred horses. Management anticipates that the Company will continue to incur losses until such time as the Company obtains sufficient assets to generate revenues sufficient to cover expenses. A portion of the proceeds from the public offering in excess of $80,000 have been budgeted for acquisition of additional horses. Proceeds less than that amount will be allocated to operating expenses, including repayment of a portion of outstanding debt to existing shareholders. In the event the Company does not recieve sufficient proceeds from the public offering, management will endeavor to obtain additional financing through private debt or equity offerings.

Results of Operations

     During the nine month period ended March 31, 1998, the Company realized a net loss of $123,427 on revenues of $10,626, compared to a net loss of $17,546 on revenues of $104,802 for the nine month period ended March 31, 1997. Revenues during fiscal 1998 are primarily attributable to the sale of a horse held for resale by the Company. Revenues during fiscal 1997 were exclusively the result of racing purses won by a horse in which the Company owns an interest. The Company realized no revenues for the three months ended March 31, 1998 or 1997, as it sold no horses and won no purses during that time.

     The Company currently has an interest in five horses of racing age and temperment. Of those, three are three-year olds, one is a two-year old, with little racing experience. The fifth is a six-year old gelding in which the Company owns a 15% interest and who recently returned to training following surgery in 1997. Management is unable to predict with any degree of certainty when, if ever, these horses will generate revenue or profit for the Company. Races are selected by trainers engaged by the Company based on purses, competition and fitness of the various horses. The frequency and results of these races cannot be predicted with any degree of certainty.

     Expenses of the racehorses remain generally constant, with the exception of racing expenses. Principal expenses incurred by the Company during the nine month period ending March 31, 1998 include boarding and training, depreciation, legal and accounting, office salaries, travel and entertainment. Boarding and training expenses increased approximately $12,000 from the nine months ended March 31, 1997 to the nine months ended March 31, 1998, as the Company had an interest in more horses during the recent nine month period. Depreciation increased for the same reason. Legal and accounting increased as a result of additional expenses incurred by the Company in connection with its recent status as a public reporting entity under rules and regulations of the Securities and Exchange Commission. Office expenses increased for a similar reason. Salaries increased from $18,000 for the nine months ended March 31, 1997 to $32,000 for the nine months ended March 31, 1998 as the result of accruals to officers of the Company commencing September 1, 1997. Additional salary payable to the officers and commencing at that time was implemented commensurate with additional responsibilites of such officers and directors.

Travel and entertainment associated with investigation and acquisition of additional horses decreased from fiscal 1997 to 1998, as the Company did not acquire additional horses during that time.

     Part of the loss realized by the Company during the three months ending March 31, 1998 resulted from a loss of $5,274 on the disposition of a throughbred during that three months. The Company sold a broodmare in foal, the cost of which exceeded the Company's share of proceeds from the sale.

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

                              WALLSTREET RACING STABLES, INC.



Date:   May 14, 1998         By:  /s/ Raymond E. McElhaney
                                  Raymond E. McElhaney, President, Chief
                                  Executive Officer, Chief Financial Officer
                                  and Chairman of the Board of Directors
                                  (Principal Executive Officer)




Date:   May 14, 1998          By:  /s/ Bill M. Conrad
                                   Bill M. Conrad, Vice-President, Secretary,
                                   Treasurer and Director
                                   (Principal Financial Officer)





