Form 10KSB
period 1998-06-30
WALLSTREET RACING STABLES INC
filed 1998-09-28
CIK 1040751

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934



     Commission File Number 0-23823

                WALLSTREET RACING STABLES, INC.
                _______________________________
     (Exact name of registrant as specified in its charter)

Colorado                                     84-1313024
________                                     __________
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, Colorado  80918
__________________________________________________________  __________
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (719) 260-8509
                                                     ______________

Securities registered pursuant to Section 12(b) of the Act:

                              None

Securities registered pursuant to Section 12(g) of the Act:

                       Title of each class

                  Common Shares, $.001 par value
                  ______________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes    X       No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $16,154.

The aggregate market value of the 311,183 Common Shares held by nonaffiliates of the Company as of September 1, 1998, was approximately $485,445 based upon the last reported sale of the Company's Common Shares of $ 1.56 per share.

The total number of Common Shares outstanding as of September 30, 1998 was 894,950.


              DOCUMENTS INCORPORATED BY REFERENCE:

                              None

Transitional Small Business Disclosure Format:    Yes     No    X

                     TABLE OF CONTENTS


PART I
                                                           Page

     Items 1 and 2. Business and Properties............    1

     Item 3.        Legal Proceedings..................    10

     Item 4.        Submission of Matters to a Vote
                    of Security Holders ...............    10

     Item 5.        Market for Registrant's Securities
                    and Related Shareholders Matters...    10

     Item 6.        Management's Discussion and Analysis
                    or Plan of Operation...............    12

     Item 7.        Financial Statements and
                    Supplementary Data.................    15

     Item 8.        Changes in and Disagreements with
                    Accountants on Accounting and
                    Financial Disclosure...............    15

PART II

     Item 9.        Directors, Executive Officers and
                    Compliance with Section 16(a) of
                    the Exchange Act...................    15

     Item 10.       Executive Compensation.............    18

     Item 11.       Security Ownership of Certain
                    Beneficial Owners and Management...    19

     Item 12.       Certain Relationships and Related
                    Transactions.......................    20

                    Glossary of Terms..................    22
PART IV

     Item 13.       Exhibits, Reports on Form 8-K and
                    And Financial Statements...........    23

     Signature Page....................................    25


     Index to Financial Statements.....................    26

                     Additional Information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")

       Special Note Regarding Forward Looking Statements

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

ITEMS 1. AND 2.     BUSINESS AND PROPERTIES

     See page 21 of this Report for a glossary of terms used herein.

Background

     Wallstreet Racing Stables, Inc. ("Company") is a Colorado corporation organized on July 18, 1995. The Company completed its initial public offering in June, 1998, following the sale of 127,850 Common Shares for gross proceeds of $127,850. Concurrent with registration of its securities under the Securities Act of 1933, the Company registered under Section 12(g) of the Securities Exchange Act of 1934. The Company's Common Shares are currently traded in the over the counter market and quoted in the NASD Bulletin Board under the symbol "WRSB." The Company presently has approximately 100 shareholders.

Narrative Description of Business

     The Company currently owns a number of Thoroughbred race horses and is engaged in the business of racing. The Company generally owns a majority interest in each of the Thoroughbreds and contracts training and stabling of such horses to independent third parties. The Company owns no training or stabling facilities of its own. The Company's horses are stabled in various locations in the United States, primarily the mid-west and east coast regions. Through the fiscal year ended June 30, 1998, the Company's efforts were primarily limited to organization, obtaining initial financing and acquiring its stable of Thoroughbreds.

     A majority of the horses in which the Company had an interest at June 30, 1998 were acquired as yearlings at public auction. Thoroughbred race horses can be obtained by a number of means, including ownership and breeding of the broodmare, purchase through private sale or public auction, or claiming at a race track. The Company's strategy to date has been to acquire its Thoroughbreds as yearlings at a public auction and raise them to compete in races. Public sales and premier races of thoroughbreds are primarily centered in Kentucky, California, New York and Florida. The annual September yearling sale in Keeneland, Kentucky is the largest public auction of its kind in the world.

     The Company's strategy since inception has been to acquire and maintain a stable of race horses adequate to compete in the middle to upper echelons of the Thoroughbred horse racing industry. Toward that end, as of the date of this filing, the Company has acquired interests in eight Thoroughbreds.
Management hopes to add to this stable of horses consistently in the future, working capital permitting.  All of the horses owned by the Company as of the date of this filing with the exception of the two yearlings are either actively engaged in racing or preparing or training for their racing careers. As of the date of filing this Report, three of the horses are trained by Kelly Ackerman of Carmi, Illinois, two are trained by Michael Dickinson in Maryland
and one horse is trained by Dean Sandstead in Colorado.   For a
more complete description of the Company's Thoroughbreds, see "- Description of Thoroughbreds" below.

     Management continually evaluates its stable of Thoroughbreds to investigate opportunities to add other quality horses. Such determination is generally made prior to the Keeneland September sale of each year. Working capital permitting, management generally attends that sale on an annual basis to investigate and evaluate opportunities to add to its existing stable. During the year ended June 30, 1998, the Company acquired one Thoroughbred colt, Afternoon Stroll. Subsequent to year end, the Company acquired interests in three additional Thoroughbreds, Little Big Horn, Red Phantom, and a Filly by Quiet American. For a more complete description of those horses, see "-Description of Thoroughbreds" below.

     Important factors in predicting racing success of Thoroughbreds are pedigree and conformation. Pedigree refers to the breeding history of the horse determined by bloodlines from the Sire and Dam. Conformation is the physical attributes of the horse as determined by personal observation. Management considers both of these attributes in selecting all of its Thoroughbreds, and anticipates suitable investigation for any future prospects acquired by the Company. Management retains the services of outside consultants and veterinarians to assist in evaluation of Bloodstock. Given the very large number of prospects placed into the market in any given year, management anticipates that it may be necessary to enlist the aid of Bloodstock agents in locating Thoroughbreds suitable to the Company's purpose in the future.

Description of Thoroughbreds

     As of the date of this filing the Company has an interest in eight Thoroughbreds, ranging from two Yearlings to a six-year old Gelding. Four of the Thoroughbreds were acquired during 1996, a two-year old was acquired in September, 1997 and three Thoroughbreds were acquired in September, 1998. The following table summarizes certain information with regard to the Company's Thoroughbreds as of June 30, 1998(1):

     Name of Horse       Characterization    Date Acquired    % of Ownership
     _____________       ________________    _____________    ______________

     Da Hoss             6 year old Gelding  January 1, 1996       15%

     El Gato Grande      3 year old Colt     September 12, 1996    90%

     Burnt Timber        3 year old Colt     September 12, 1996    90%

     Ipanema Paradise(2) 3 year old Filly    September 14, 1996    25%

     Afternoon Stroll    2 year old Colt     September 11, 1997    90%

_____________________________

     (1) Subsequent to year end, the Company acquired three additional horses including a four-year-old Colt known as "Little Big Horn", a Yearling Colt known as "Red Phantom", and a Yearling Filly yet to be named, known as "the Quiet American Filly".

     (2) This horse was euthanized in September, 1998 following an injury incurred in training.

Information summarized in the table regarding each of the Thoroughbreds is discussed in more detail below.


Da Hoss

     Effective January 1, 1996, the Company acquired a 15% interest in Da Hoss, a multiple stakes winning six-year old Thoroughbred Gelding. Da Hoss is managed by Prestonwood Farms, owner of a majority interest. In 17 races since beginning his career as a two-year old, Da Hoss has won 10 times, placed second in 4 and placed third in 2. He is the winner of approximately $1,400,000 in his career. In his most recent outing at the Breeder's Cup Mile in October 1996, Da Hoss took the winner's share of the $1,000,000 purse. Da Hoss is also the winner of the $300,000 Del Mar Invitational on September 4, 1995, the $150,000 New Jersey Derby on May 27, 1995, the $100,000 Four Star Dave on July 29, 1996, the $75,000 added Best Turn Stakes on March 4, 1995, as well as other stakes races.

     Da Hoss was injured while preparing for his 1997 racing campaign. In May, 1997, management was notified by Michael Dickinson, trainer of Da Hoss, that he had suffered an injury to his tendon. In consultation with an equine veterinarian, it was determined to perform surgery in an effort to correct the injury. Consequently, later that month, Da Hoss underwent tendon splitting surgery. Following a period of recovery lasting approximately seven months, Da Hoss commenced training in anticipation of resuming his racing career in 1998. He returned to training with Michael Dickinson on November 15, 1997, is currently boarded at Tapeta Farm, Maryland and continues in that capacity as of the date of this filing. It is anticipated that his first race after recovery from this injury will be in October 1998, with the ultimate goal to race in the next Breeders Cup in November, 1998. However, there is no assurance he can successfully return to racing following this surgery.

     As co-owner with Prestonwood Farms, the Company shares income and expense associated with Da Hoss's racing campaign. The Company is obligated to pay a pro rata share of all expenses associated with his maintenance and training, including trainer, veterinarian, Farrier, transportation and entry fees. The Company also shares in all revenue generated by Da Hoss as a result of his racing efforts.

     As owner of a majority interest in Da Hoss, Prestonwood Farms is responsible for all decisions on conduct of his racing campaign. Due to his status as a Gelding, the objective of Prestonwood Farms is to maximize revenue from racing while preserving his health.

El Gato Grande

     Effective September 12, 1996, the Company acquired a 90% interest in two Colts at the Keeneland September Yearling Sale. The first, El Gato Grande, a dark bay or brown Colt, was foaled on February 3, 1995, by Beau Genius, a stakes winner of over $1,000,000. The second, Burnt Timber, a bay Colt, was foaled on April 17, 1995, by Digamist, a Stakes winner in Ireland and Stakes placed in England, who had approximate winnings of $263,000 in his first year of racing as a two year old. As the owners of a majority interest in the two Colts, the Company, in conjunction with trainers and other consultants, makes all decisions regarding their upbringing, training, racing and ultimately, disposition.

     El Gato Grande has raced the summer of 1998 under trainer Kelly Ackerman of Carmi, Illinois. He has won two of his nine races in 1998. His 1998 wins included a maiden race at Sportsman's Park in Chicago and a $5,000 claiming race. He finished third in his last race third on September 4, 1998. His total earnings are $13,879.

Burnt Timber

     Burnt Timber, the bay Colt, was foaled on April 17, 1995 by Digamist out of Sophisticated Lynn. The Sire of Burnt Timber, Digamist, is a stakes winner in Ireland having won the Heinz `57 Phoenix Stakes (Grade I) and is a stakes placed winner in England at the Coventry Stakes (Grade III). The Dam, Sophisticated Lynn, is a stakes winner with five wins from the age of two to four and total purses of approximately $87,000.

     Burnt Timber is being trained by Michael Dickinson of Maryland. Following his initial training as a two-year old, Burnt Timber has started eight races through September, 1998. His race record is one win and one show (third place). He finished third in his last race the Premier Stakes at Arapahoe Park in September, 1998. His total earning are $10,375.

Ipanema Paradise

     Effective September 14, 1996 the Company acquired a 25% interest in Ipanema Paradise, a Filly by Shadeed, at the
Keeneland September Yearling Sale. Shadeed is a Stakes winner in the United States and England with winnings of $292,545. Mariano Villar Urquiza is the owner of the majority interest in this Thoroughbred, and responsible for her training. Ipanema Paradise
was injured in a training accident at Ellis Park.   She broke her
pelvis and was euthanized. She had started once at Ellis Park and had finished fourth in a Maiden Special Weight race. Her total earnings were $1,165.

Afternoon Stroll

     The Company acquired a 90% interest in this dark bay or brown Colt at the 1997 Keeneland September Yearling Sale for $18,000. This Colt was sired by Strolling Along, himself a stakes winner of six races in the total amount of $450,852. Strolling Along won the Futurity Stakes (Grade I), the Gulfstream Park Budweiser Breeder's Cup Handicap (Grade II) and the Lawrence Realization Stakes (Grade III). Foals sired by Strolling Along during 1996 were his only crop, as Strolling Along died during that year. The Dam of Afternoon Stroll, Sippewisset, was sired by Damascus and a winner of $9,150 at age 2. Sippewisset also foaled Money Run, the winner of three races ages two to six and stakes placed in the Stanford Stakes (Grade III). Afternoon Stroll is currently training in Colorado under Dean Sandstead to commence his racing campaign. He will be evaluated and a decision will be made as to where he should race.

Little Big Horn

     The Company acquired 100% of a four year old Gelding named Little Big Horn on August 27, 1998 by claiming him at Ellis Park for the total cost of $5300. He was bred in Texas and is by
Amber Sioux out of Silver Concho by Silver Ghost. Silver Ghost stands at Vinery Stud in Midway, Kentucky and has eight crops
racing for total earnings of $7,523,987.   Silver Ghost's yearlings
at auctions average $57,000, and his stud fee is $10,000 live foal. Silver Ghost is by Mr. Prospector, a world premier sire.

     Little Big Horn is being trained by Kelly Ackerman in Carmi,
Illinois. He has raced in a total of 27 races and has six wins, three second place finishes and four third place finishes. His total earnings are $68,763.

Red Phantom

     The Company acquired a 50% interest in Red Phantom, a
Yearling Colt, at the Keeneland September Sale for $3,500. His sire, Red Ransom, stands at stud in 1998 for $35,000 live foal and his yearlings last year averaged over $100,000 in sales price.
Red Ransom has sired 19 stakes winners.   Red Ransom's sire is
Roberto who won seven Stakes races and was a champion 2 year old colt in Ireland. Roberto has sired 86 stakes winners and has many successful sons at stud. Red Phantom's Dam is Sunshine
Linda, who is the Dam of eight other registered foals, including Wild Linda, a filly by Wild Again with earnings of $161,347.
When Red Phantom begins training in October of 1998, Kelly Ackerman of Carmi, Illinois will be his trainer.

Quiet American Filly

     The Company also acquired 100% of a Yearling Filly, the Quiet American Filly, at the Keeneland September Sale. She is out of Kerygma, a graded stakes placed mare with earnings of approximately $548,216. The Quiet American Filly is sired by Quiet American, a grade one winner of $754,529 who has already sired many stakes winners including this years Kentucky Derby winner, Real Quiet. His stud fee is $20,000. Quiet American won the NYRA Mile at Aqueduct in 1990 in 1.32 4/5 which was North America's fastest mile on dirt. His fillies averaged $38,049 in sales over the last five years.

     The Company has not decided on a name for the Quiet American Filly and has not decided on a trainer.

Boarding of Company Thoroughbreds

     As the Company does not own or operate any of its own boarding facilities, it contracts with unrelated third parties to provide boarding services. When Thoroughbred horses are not actively engaged in training or racing, they are boarded at facilities especially designed for that purpose. Factors considered by the Company in selecting such facilities include the reputation of the owners/operators, proximity to intended racing venues, costs, facilities and climate. Due to the costs of constructing and maintaining such facilities, management does not anticipate the Company will acquire its own boarding or training facilities in the foreseeable future.

     As mentioned previously, Da Hoss is currently boarded at Tapeta Farm, Maryland, where he resumed training following surgery. The Company is currently charged a prorata share of $55 per day for training plus its share of necessary expenses, including veterinarian and Farrier costs. Finally, Afternoon Stroll is boarded with trainer Dean Sandstead in Colorado, where the Company is charged $10 per day.

     The Company is an owner of a minority interest in Da Hoss and contributes to, but does not have final say in, decisions effecting his care and maintenance. As the owner of a majority interest in the Colts, the Company is responsible for making decisions which affect their care and maintenance.

Training

     The Company retains the services of different individuals for training as the needs of its Thoroughbreds dictate. El Gato Grande, Little Big Horn and Red Phantom are currently trained by Kelly Ackerman at Carmi, Illinois, located near Ellis Park Race Track. The Company is charged $20 per day for this arrangement. Da Hoss and Burnt Timber are currently stabled at Tapeta Farm and trained by Michael Dickinson and are charged $55 per day. Afternoon Stroll is currently stabled in Colorado and is trained
by Dean Sandstead.   Management continuously evaluates training
arrangements in view of the needs and progress of various
Thoroughbreds.

     It is usual and customary in the thoroughbred racing industry that the trainer of a racehorse receives between 10% - 13% of the purses won by a thoroughbreds trained by him. Jockeys are also typically paid 10% of the purse. In addition, a trainer may be entitled to receive from the Company a commission on the sale of any of the Company Thoroughbreds which are sold privately at the request of the Company. Any trainer who may be engaged by the Company to train Company Thoroughbreds will also be engaged in the training and racing of thoroughbreds owned by other persons and entities, which may result in conflicts of races, time and training.

Thoroughbred Racing

     During the fiscal year ended June 30, 1998, each of the Company's Thoroughbreds which was physically qualified participated in racing on the Company's behalf. Such races occurred at various times and locations throughout the United States. Races are selected by trainers engaged by the Company in consultation with management. Evaluation of racing venues depends primarily on recommendations of trainers retained by the Company and the condition, training and breeding of Company racing prospects.

     During its career, a thoroughbred may run in a variety of races. In "allowance" races, the weight that each horse will carry is set by the track's racing secretary, making specific allowances in weights for horses with less impressive past performances and saddling better horses with more weight. A "weight for age" race is one in which a standard scale of weights established by the Jockey Club, which assigns certain weights to horses based upon their age and the month of the year, is used.

     The most important thoroughbreds races, "stakes" races, attract the best horses, the most public attention and, consequently, the highest purses. Owners must pay a "nomination" fee or a series of nomination fees well in advance, and a "starter fee" at the time of that race. The stakes money raised by these fees is supplemented by "added" money contributed to the purse by the track, and in some cases, further supplemented by state breeders association awards or sponsors' contributions. Examples of some of the more prestigious stakes races are the Kentucky Derby, the Preakness and the Belmont Stakes.

     A "claiming" race is a race in which any horse running may be purchased at a specified "claiming" price which is posted as a condition of entry. During 1994, claiming races accounted for 70% of all races run. Management seeks to run the Company's Thoroughbreds in predominantly stakes or allowance races. However, the final determination as to which race is appropriate for any Thoroughbreds owned by the Company will be made by management in conjunction with the trainer and other experts retained for that purpose.

     At the end of a racing season, any Company horses may be marketed for sale, syndicated or retained for future competition. The Company's ultimate objective is to syndicate one or more of its racing prospects which have demonstrated success during its racing campaign. Syndication of a racing Colt allows the owners to participate in stud fees generated through breeding. Syndication of a Filly or Mare allows the owners to participate in breeding and foaling by the Broodmare. Considerations affecting disposition of the horse following its racing season will be past performance, perceived value and state of the thoroughbred industry. Any decision to sell or syndicate Company horses will be made to maximize value to the Company and its shareholders. Any Company Thoroughbreds which are not sold or otherwise disposed of following completion of the racing season will be boarded by the Company. Typical locations for off-seasoning boarding include Kentucky, South Carolina, Florida, Arizona and California.

The Jockey Club

     The Jockey Club, 380 Madison Avenue, New York, New York, 10017, is the organization which registers bloodlines of thoroughbreds horses in the United States. In order to race a thoroughbreds at sanctioned thoroughbreds races, a thoroughbreds must be named and registered with The Jockey Club. All of the Company's Thoroughbreds are registered with the Jockey Club.

Stable Name and Racing Colors

     The Company's Thoroughbreds race under the stable name of Wallstreet Racing Stables. Its silks are green and white.

Insurance

     Due to the potential loss resulting from the injury or death of any of the Company Thoroughbreds, management has obtained insurance on its interest in certain Thoroughbreds. The Company currently maintains mortality and surgical insurance on its interest in three of its horses, although there is no assurance such insurance will be continued indefinitely. The continuation and amount of insurance is generally dictated by the perceived value of the horse. Mortality insurance insures against financial loss to the Company from the premature death of a thoroughbred. Surgical insurance protects against costs incurred in connection with medical procedures necessary to diagnose and repair injury or sickness of Company Thoroughbreds up to the amount of $5,000 per horse. However, investors should be aware that insurance does not protect or insure against every loss which the Company might incur. Insurance was not obtained for Ipanema Paradise, the Thoroughbred that was injured and euthanized in September, 1998.

     The amount and extent of insurance to be acquired or retained by the Company will depend on management's evaluation of its economic benefit to the Company. As of the date of the filing of this Report, the Company maintained the following mortality insurance on its Thoroughbreds: Burnt Timber, $9,500; Afternoon Stroll, $18,000; and the Quiet American Filly, $16,000. The amount of coverage on any particular horse is generally a function of its perceived value; accordingly, the Company obtains appraisals from brokers or insurance experts in order to determine the appropriate level of insurance.

     The cost of surgical insurance is not material to the Company's business.

Government Regulation

     As a form of legalized gambling, horse racing is subject to regulation throughout the United States. Every state that sanctions horse racing has a racing commission which regulates the licensing of owners, trainers, and their employees, and determines the eligibility of horses to compete in racing events within its jurisdiction. Accordingly, to the extent the Company determines to participate in racing in any particular state, the Company complies with the rules and regulations of that states' racing commission.

     Requirements for obtaining a racing license include the filing of an application and payment of a registration fee. Following these initial steps, research and investigation into the applicant's personal and financial background is conducted by the appropriate jurisdiction. While the Company is not privy to deliberations by the various racing commissions regarding the issuance of license, obstacles likely include past criminal conduct or financial insolvency. The Company does not consider the issuance of the requisite license to be a material obstacle to the conduct of its business.

     The Company or its officers and directors will be required to be licensed in each jurisdiction within which the Company chooses to race its Thoroughbreds. Licenses are generally obtained only in those jurisdictions where the Company anticipates racing its prospects in the immediate future. All of the officers and directors, together with Dewey Williams, the owner of more than 5% of the Company's outstanding stock, are currently licensed in the states of Colorado and Kentucky. Due to the fact that such individuals are currently licensed in these states, and have formerly been licensed in a number of other states, it is not anticipated that the Company will incur any obstacles to registration in the future. However, there is no assurance that necessary registrations can be completed.

Competition

     Competition in the thoroughbred industry is intense. The Company faces competition for the acquisition of racing prospects from major, established thoroughbred owners and trainers located throughout the United States and in other countries. While it is difficult to estimate the number of competitors, management is of the opinion that a large number of these companies and individuals are large, well established entities with substantial financial capabilities and sound earnings records. Thoroughbred markets are international and select auctions are internationally advertised. Accordingly, acquisition, sale and/or syndication of the Company's Thoroughbreds will be subject to intense competition from major horse breeders and dealers throughout the United States and abroad.

     The Company will also face stiff competition for acquisition of trainers to prepare and manage its Bloodstock for racing as well as other owners and trainers for racing. Also in this respect, the Company will face competition from larger, well established companies and individuals with greater financial resources than the Company. While the Company's Thoroughbreds are currently trained by Michael Dickinson, Kelly Ackerman, and Dean Sandstead, there is no assurance they will continue in that capacity indefinitely and the Company may consider different or additional trainers in the future. (See "MANAGEMENT - Consultants")

Company Facilities

     The Company maintains its administrative offices, its only facilities, in Colorado Springs, where it leases space from an affiliate. The Company shares office space, conference and reception area, with MCM Capital Management, Inc., in exchange for payment of $500 per month. The lease also provides administrative service, including reception and secretarial services at an hourly rate and subject to availability. The Company occupies this space on a month to month basis. (See "CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.") The Company may lease or acquire additional space in the future, as the needs of its business require and its working capital permits. However, management is of the opinion that such space is adequate for the needs of the Company for the foreseeable future.

Employees

     The Company currently has three employees, its President and Chief Executive Officer, Vice President and Vice President of Corporate Development. All of these individuals have devoted only a minor portion of their time to the Company during the year ended June 30, 1998. The Company has entered into employment contracts with the President and Vice President, providing for payment of compensation beginning in September, 1997. Such individuals may devote additional time to the Company as its business requires.

     The Company will retain other individuals on a contract basis to fulfill specific needs, including Bloodstock consultants, veterinarians, trainers and jockeys. Bloodstock agents or consultants are typically paid a commission for purchases or sales effected with their assistance. Trainers are paid a day rate for horses, plus a percentage of purses won by horses under their care. Jockeys are paid a percentage of purses obtained through their efforts on the Company's behalf. Finally, the Company may obtain secretarial and administrative support on an hourly basis pursuant to its lease with MCM.

     The Company may retain additional personnel in the future as its needs dictate and its working capital permits. However, management believes that its present and contemplated arrangements will be satisfactory for the foreseeable future.

ITEM 3.   LEGAL PROCEEDINGS

     No material legal proceedings to which the Company (or any of its officers or directors in their capacities as such) is a party or to which the property of the Company is subject is pending and no such legal proceeding is known by management of the Company to be contemplated.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company held no shareholder's meeting during the fourth fiscal quarter covered by this Report.

ITEM 5.   MARKET FOR REGISTRANT'S SECURITIES AND RELATED
          SHAREHOLDER MATTERS

     The Company's Common Shares are traded in the over-the-counter market and are quoted on the NASD Bulletin Board and listed in the "Pink Sheets" as published by the National Quotation Bureau under the symbols "WRSB". The following table sets forth the range of high and low bid quotations as reported for the Common Shares of the Company. Quotations on the Bulletin Board commenced on November 10, 1996, during the Company's second fiscal quarter. There was no established trading market for the Company's securities prior to that date. Quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent prices at which actual transactions were effected.

                                             Common Shares
          FISCAL YEAR 1997                   High      Low
          ___________________________________________________

          Second Quarter                     $1.375    $1.250
          (Oct. 1 through Dec. 31)

          Third Quarter                       1.375     0.125
          (Jan. 1 through March 31)

          Fourth Quarter                      1.250     0.625
          (April 1 through June 30)

          FISCAL YEAR 1998
          ________________

          First Quarter                       1.000     0.875
          (July 1 through Sept. 30)

          Second Quarter                      2.000     0.875
          (Oct. 1 through December 31)

          Third Quarter
          (Jan. 1 through March 31)           2.000     2.000

          Fourth Quarter                      1.560     1.560
          (Feb. 1 through June 30)


     The number of record holders of the Common Shares as of June
30, 1998 was approximately 100, including nominees of beneficial owners. The Company estimates that there are approximately 100 beneficial owners of its Common Shares.

     Holders of Common Shares are entitled to receive such dividends as may be declared by the Company's Board of Directors.
No dividends on the Common Shares have been paid or declared by the Company to date, nor does the Company anticipate that dividends will be paid in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

Introduction

     Portions of the section include "forward looking statements" within the meaning of the Private Securities Litigation Reform
Act of 1995. (See Note regarding forward looking statements, Page iv of this filing).

     The Company was organized and exists for the purpose of acquiring, owning, managing, training, racing and ultimately syndicating thoroughbred racing prospects. It is not the intention of the Company to enter into the business of breeding thoroughbreds, although management reserves the right to do so should it ultimately be determined that it is in the best interest of the Company and its shareholders. Management has set its efforts towards producing revenues and profit through the placement of Company Thoroughbreds in established races throughout the United States. Management anticipates that eventually, Company revenues and profit will depend to a certain extent upon the sale or syndication of Company owned Thoroughbreds. It is the intention of management to primarily focus on the acquisition of Yearlings, although horses of racing age may be acquired from time to time depending upon the then existing circumstances. Management anticipates that acquisitions of Bloodstock will initially be limited due to the Company's limited working capital.

Results of Operations

     Substantially all of the Company's revenues are obtained from purses offered by races in which its Thoroughbreds participate. As the Company matures, it may receive revenues from the sale or syndication of its Thoroughbreds during or following completion of their racing career. The Company had no revenues from the sale or syndication of the Thoroughbreds during the years ended June 30, 1998 or 1997. Expenses incurred by the Company include operating expenses associated with training and racing its Thoroughbreds, as well as administrative expenses.

     Year Ended June 30, 1998
     ________________________

     For the year ended June 30, 1998, the Company realized a net loss of $141,278, or $.19 per share, on total revenues of $16,154. Substantially all of the revenues represent purses obtained by Thoroughbreds participating in races. Management expects the Company will continue to incur losses until such time, if ever, the Company obtains an interest in sufficient Thoroughbreds to generate revenues sufficient to cover its operating and overhead expenses. That, in turn, is dependent on the Company obtaining additional working capital.

     Primary expenses experienced by the Company during the year ended June 30, 1998 include boarding and training, depreciation, salaries, travel and entertainment. Boarding and training increased $8,476 from the year ended June 30, 1997 to the year ended June 30, 1998, primarily due to the larger number of Thoroughbreds in which the Company had an interest during fiscal

1998. Boarding and training is generally directly related to the number of Thoroughbreds in which the Company has an interest. Depreciation increased similarly from fiscal 1997 to 1998, from $8,512 for the year ended June 30, 1997 to $12,400 for the year ended June 30, 1998. This expense is also directly related to the number of Thoroughbreds owned by the Company.

     Salaries increased substantially from fiscal 1997 to 1998, from aggregate salaries of $24,000 during fiscal 1997 to aggregate salaries of $44,000 during fiscal 1998. During fiscal 1997 services were donated and no cash was received. During fiscal 1998 the officers accrued $44,000 worth of salary, of which $40,000 was paid in Common Shares of stock valued at $1.00 per share and $4,000 worth of salary was donated. This substantial increase is due to the fact that officers waived most of their salary during fiscal 1997. With the increased time devoted to the Company's affairs, the officers began drawing salary monthly effective September 1, 1997. Travel and entertainment decreased from fiscal 1997 to 1998, from $23,893 for fiscal 1997 to $13,009 for fiscal 1998. This decrease results from less activity associated with efforts to investigate and acquire additional Thoroughbreds.

     The Company also incurred interest expense of $3,098 during the year ended June 30, 1998. This expense represents an increase of $2,439 from fiscal 1997 and is related to the increased borrowing utilized by the Company to fund operations pending receipt of proceeds from the securities sales discussed below.

     Year Ended June 30, 1997
     ________________________

     For the year ended June 30, 1997, the Company realized a loss from operations of $52,881 on revenues of $104,802. Including other income or expense, the net loss was $53,070, or $(.08) per share. This compares to a net loss of $172,644, or $(.34) per share for the period from inception through June 30, 1996. Revenues for the year ended June 30, 1997 represents the Company's share of racing purses won by Da Hoss. Such amount represents the Company's prorata share of Da Hoss's winning from The Breeder's Cup Mile in October, 1996. Expenses from that race, included in operating expenses, included jockey fees of $10,358 and other race expenses of $20,613.

     Other significant expenses include boarding and training ($24,959), legal and accounting ($9,982) primarily related to the Company's status as a publicly traded company and the accompanying legal and audit fees, officers' salaries of $24,000 and travel and entertainment of approximately $24,000. While the Company recorded $24,000 of expense for officers' salaries, such amount was contributed by the officers to capital, and no cash was actually paid to such individuals.

Liquidity and Capital Resources

June 30, 1998
_____________

     As of June 30, 1998, the Company's only commitment for working capital was expenses associated with boarding, training and racing of the Company's Thoroughbreds, together with general and administrative expenses. Boarding and training expenses are charged at a per diem rate ranging from $10 to $65, depending upon the trainer. Racing expenses are variable. General and administrative expenses include officers' salary, legal and accounting, office and insurance. Based on the Company's working capital at June 30, 1998, management anticipates the Company will need additional resources to complete the fiscal year ended June 30, 1999.

     At June 30, 1998, the Company had working capital of $58,361, consisting of current assets of $70,249 and current liabilities of $11,888. Assuming the Company's expenses for fiscal 1999 are similar to those experienced during fiscal 1998, such working capital will be insufficient to fund operations for the coming year. Management also hopes to acquire additional Bloodstock during fiscal 1999. Management is of the opinion that the Company is dependent upon obtaining additional capital and achieving profitable operations to continue as a going concern. As a majority of the races in which the Company's Thoroughbreds participate are conducted during the summer and fall months, management does not anticipate substantial revenues from racing purses during fiscal 1999. Accordingly, management expects to undertake additional efforts to obtain working capital during fiscal 1999.

     Historically, the Company has relied on the proceeds of sale of equity securities, together with operating revenues, to provide working capital to fund operations. During the year ended June 30, 1998, the Company obtained net cash flow from financing of $121,941. Such amount was comprised substantially of the proceeds of a public offering of its common stock of $127,850, completed in June, 1998. The Company offered up to 500,000 Common Shares on a best efforts basis for a period of 120 days, culminating in the sale of 127,850 shares. During the year ended June 30, 1997, the Company received $58,500 of its operating funds from the sale of common stock. The Company's operation continued to use, rather than provide, cash. During the year ended June 30, 1998, the Company's operations used $61,461. This compares to funds used during fiscal 1997 of $7,758. Management anticipates the Company's operations will continue to use, rather than provide funds until such time the Company obtains an interest in additional Thoroughbreds.

     A portion of the funds utilized by the Company during fiscal 1998 included loans made by principal shareholders. The Company borrowed up to $46,000 during fiscal 1998 to defer ongoing expenses pending receipt of proceeds from the public offering completed in June. Those notes were paid in full from the proceeds of the public offering and by issuance of common stock to the lenders.

      In addition to $158,413 of ongoing expenses, the Company's cash flows during fiscal 1998 were utilized to acquire additional Thoroughbreds. During the year ended June 30, 1998, the Company purchased one Yearling for $16,200. Offsetting that purchase were the sale of two Thoroughbreds for cash. The Company sold a twelve-year-old Broodmare in January, 1998. The foal of this Broodmare was also sold in November, 1997, the Company's portion of which was $10,500. The Company's share of the proceeds of those sales, net of expenses and breeding fees, was $12,569.

     The Company's officers have also contributed salary for equity in an effort to conserve working capital. During the year ended June 30, 1998, the officers converted $40,000 of salary into common stock at the rate of $1.00 per share and the officers donated $4,000 in services. Certain officers and directors also converted outstanding loans in the amount of $29,100 at the same rate. Such efforts have assisted the Company in preserving available working capital.

     In addition to ongoing operating expenses, the Company requires working capital to acquire additional Bloodstock and expand its stable of horses. While the Company does not have any commitments for such acquisitions, management believes the Company's long-term success is dependent on generating additional revenue through additional horses. As management does not believe the Company has sufficient capital resources or cash flow to justify debt financing, future acquisitions will likely depend on sale of additional equity securities. However, specific equity offerings are not contemplated at this time.

June 30, 1997
_____________

     At June 30, 1997, the Company had a working capital deficit of $274, consisting of current assets of $17,199 and current liabilities of $17,473. The Company continues to require cash from outside sources to continue operations, as the Company's operations use, rather than provide, cash. For the year ended June 30, 1997, the Company's operations utilized $7,758 of cash.

     With limited exceptions, the Company financed all of its operations through June 30, 1997 with the proceeds from the private placement of equity securities. During the year ended June 30, 1997, the Company sold an aggregate of 58,500 units for proceeds of $58,500. Each unit sold in that offering consisted of one (1) share of Common Stock and one (1) Common Stock Purchase Warrant. All of these Warrants have now expired, a substantial majority of which were unexercised. The remaining cash has been obtained from the Company's share of purses won by one of its Thoroughbreds during the year.

     During the year ended June 30, 1997, the Company spent an aggregate of $47,588 on the acquisition of horses. Additional expenses, including boarding and training, sales commissions to Bloodstock agents and general and administrative expenses totaled $157,683 for the year ended June 30, 1997.

     Management anticipates that the Company will experience a need for working capital until such time, if ever, the Company can interest an underwriter in conducting a substantial offering of the Company's securities to obtain sufficient proceeds for an extended period of time.

Use of Proceeds From Public Offering
____________________________________

     In June, 1998, the Company completed its initial public offering, following the sale of 127,850 Common Shares at the price of $1.00 per share. Gross proceeds from the public offering were $127,850. Concurrent with registration of its securities under the Securities Act of 1933, the Company registered under Section 12(g) of the Securities Exchange Act of 1934.

     The use of the proceeds does not represent a material change in the use of the proceeds as described in the offering prospectus. The expenses incurred by the Company in connection with the offering was approximately $6,910 and the net proceeds available to the Company after the offering was approximately $120,940.

     The following table summarizes the use of the offering proceeds for each of the purposes listed, as of June 30, 1998.

     Purpose                                 Proceeds
     _______                                 ________

     General and administrative              $13,784
     Veterinarian                              1,277
     Board and training                       24,349
     Travel and entertainment                 14,230
     Legal and accounting                     11,225
     Racing expense                              805
     Debt repayment                           19,228
     Temporary investments                    36,042
                                              ------
                                            $120,940     total


ITEM 7.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Reference is made to the Index to Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE

     During the two most recent fiscal years, there have been no changes in the Company's certified public accountants of the nature requiring disclosure pursuant to this item.

                            PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
          SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers:


     Name                     Age     Position
     ____                     ___     ________

     Raymond E. McElhaney     42      President, Chief Executive
                                      Officer, Chief Financial Officer
                                      and Chairman of the Board of Directors

     Bill M. Conrad           42      Vice-President, Secretary, Treasurer
                                      and Director

     Ronald R. McGinnis       64      Vice President-Corporate Development
                                      and Director

     Clifford C. Thygesen     63      Director

     Wayne Bamford            61      Director

_____________________________________

     Messrs. McElhaney, Conrad and McGinnis should be considered "founders" and "parents" of the Company (as such terms are defined by rule under the Securities Exchange Act of 1934, as amended), inasmuch as each has taken initiative in founding and organizing the business of the Company.

     The Board of Directors of the Company has been divided into classes. Pursuant to authority contained in the Articles of Incorporation, the term of the first class, including Messrs. Bamford and Thygesen, expire on the first annual meeting of shareholders; the term of the second class, including Messrs. McGinnis and Conrad, expire on the second annual meeting of shareholders; and the term of the third class, presently including Mr. McElhaney, expires on the third annual meeting of the shareholders. Upon election of their successors, directors will serve successive terms of two or three years, as appropriate. Officers will serve at the will of the Board of Directors.

     RAYMOND E. McELHANEY. Mr. McElhaney has served as President, Chief Executive and Financial Officer and director of the Company since inception. Mr. McElhaney is also President and a director of MCM Capital Management, Inc., a private Colorado corporation engaged in financial public relations, where he devotes a minor portion of his time. Mr. McElhaney has occupied that position since 1984. MCM Capital Management was also the managing partner of Wallstreet Racing Stables II (hereinafter referred to as "WS II") and Wallstreet Racing Stables III (hereinafter referred to as "WS III"), both general partnerships engaged in the acquisition, training and racing of thoroughbreds horses. (See "-Previous Experience with Thoroughbreds Syndications."). From December 1993, until June 1995, and again from December 1996 to August 1997, Mr. McElhaney was Secretary, Treasurer and a Director of Gold Capital Corporation, a precious metal development company. From 1987 to January, 1997, Mr. McElhaney was the President, Treasurer and a director of Consolidated Capital of North America, Inc., a publicly traded real estate company with securities traded on the NASD over-the-counter bulletin board.

     BILL M. CONRAD. Mr. Conrad has served as Vice-President, Secretary, Treasurer and a Director of the Company also since
inception.   He was also President and a Director of Gold Capital
Corporation from 1993 to 1995 and from 1996 to August 1997. From 1989 to January, 1997, he also served as Vice-President of Corporate Development, Secretary and a director of Consolidated Capital of North America, Inc. He is also currently Vice President and a director of MCM Capital Management, Inc.

     RONALD R. McGINNIS. Mr. McGinnis has been the Vice President of Corporate Development and a director of the Company since inception. He currently spends most of his time as a private investor. He was also associated with Consolidated Capital of North America, Inc., in the capacity of Vice-President and a director. Mr. McGinnis was also Vice President and a director of United States Exploration, Inc., a publicly traded corporation engaged in the oil and gas business from May, 1990 to August, 1997. Since 1990, he has also been President, sole director and shareholder of ARGAS Pipeline Company, a private Kansas corporation. Mr. McGinnis is also a joint venture partner with ARGAS, Inc., a privately held company engaged in the business of oil and gas drilling and installation of natural gas collection systems since March, 1987.

     CLIFFORD C. THYGESEN.     Mr. Thygesen has been a director
of the Company since August 9, 1995. Since 1988, Mr. Thygesen has been principally engaged as a private investor. Prior to that, he was in managerial and executive positions with a recreation supply company based in Boulder, Colorado. He is also currently President and a director of American Educational Products, Inc., a publicly traded company involved in the manufacture and distribution of educational products. The securities of American Educational Products, Inc. are traded on NASDAQ.

     WAYNE BAMFORD.    Mr. Bamford has been a director of the
Company since August 9, 1995. He has been a self employed businessman for approximately ten years, managing numerous investments and business interest during that time. Prior to that, Mr. Bamford was the operator of a ranch located southeast of Denver, where he boarded, bred and raised thoroughbred race horses on behalf of himself and independent third parties. Prior to that time, Mr. Bamford assisted his father in the operation of a ranch near Sterling, Colorado where he was also involved in the ownership, breeding, raising and training of thoroughbred racehorses. Mr. Bamford has been associated with thoroughbred race horses in various capacities for over forty years.

     No family relationships exist between any of the officers and directors of the Company.

     Compliance with Section 16(a) of the Securities Act of 1934.

     Based solely upon a review of Forms 3, 4 and 5 received by the Company pursuant to Rule 16(a)-3 of the 1934 Act, none of the officers, directors or beneficial owners of more than ten percent of any class of equity securities of the Company registered pursuant to Section 12 of the 1934 Act have failed to file on a timely basis, Forms 3, 4 or 5 as required by Section 16(a) during the most recent fiscal year or prior fiscal year.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes the total compensation of the Chief Executive Officer, and other executive officers whose compensation from the Company exceeded $100,000 during that period (the "Named Officers"):

                      SUMMARY COMPENSATION
                      ____________________
                                                       Long Term Compensation
                                                             Securities
                                      Annual Compensation     Underlying
                                                                Stock
Name                    Period              Salary             Options
____                    ______              ______             _______

Raymond E. McElhaney,   Period from       $  6,000(1)             -0-
  President, Chief      inception (August
  Executive Officer,    18, 1995) to June
  Chief Financial       30, 1996
  Officer,and Chairman
  of the Board of       Year ended June
  Directors             30, 1997          $ 12,000(1)             -0-

                        Year ended June
                        30, 1998          $ 22,000(2)             -0-

 (1) Mr. McElhaney donated his services and no cash was received.

 (2) Mr. McElhaney donated $2,000 worth of services and received the remaining compensation in Common Stock valued at $1.00 per share.

     Effective September 1, 1997, Messrs. McElhaney and Conrad entered into Executive Employment Agreements (the "Employment Agreements") with the Company. The Employment Agreements are effective for a period of eighteen months and are automatically renewable unless written notice of termination is given by the Company not less than 90 days prior to expiration of the eighteen month term. The Agreements may also be terminated by the Company for cause, and by the employee on not less than 90 days advance written notice.

     The Employment Agreements provide for payment of monthly compensation in the amount of $2,000 commencing September, 1997. However, both individuals agreed to defer receipt of such compensation pending receipt of sufficient proceeds from the recent public offering. Both individuals are entitled, pursuant to the terms of the Employment Agreements, to participate in group health, disability, life, bonus, profit sharing and stock option plans maintained for other employees and directors of the Company.

     The Company does not pay compensation to its members of the Board of Directors. A director may receive compensation as an officer or employee for those duties exclusively.

Stock Option Plan

     The Company has adopted a Non-Qualified Stock Option and Stock Grant Plan ("Plan") for the benefit of key personnel and others providing significant services to the Company. An aggregate of 1,000,000 shares of Common Stock have been reserved for issuance under the Plan. As of June 30, 1998, no options have been granted pursuant to the Plan.

     The Plan is administered by the Board of Directors, who selects optionees and recipients of any stock grants, the number of shares and the terms and condition of any options or grants of key persons defined in the Plan. In determining the value of services rendered to the Company, the Board considers, among other things, such person's employment position in relationship with the Company, his duties and responsibilities, ability, productivity, length of service or association, moral, interest in the Company, recommendation by supervisors and the value of comparable services rendered by others in the community who are similarly situated. All options granted pursuant to the Plan shall be exercisable at a price not less than the fair market value of the Common Stock on the date of grant. Unless otherwise specified, the options expire ten years from the date of grant.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     As of the date of the end of the fiscal year, June 30, 1998, there were a total of 894,950 shares of Common Stock of the Company outstanding. The following tabulates holdings of Common Shares of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The table does not reflect up to 1,000,000 shares of Common Stock issuable under the Company's Incentive Stock Option Plan. The shareholders listed below have sole voting and investment power, except as otherwise noted.

                                 Number              Percent
Name and Address                of Shares     of Voting Securities
________________                _________     ____________________

Raymond E. McElhaney(1,2)
5525 Erindale Drive, Suite 201
Colorado Springs, CO 80918      207,834               23.22%

Bill Conrad(1,2)
5525 Erindale Drive, Suite 201
Colorado Springs, CO 80918      196,934               22.00%

Ronald R. McGinnis(1,3)
5525 Erindale Drive, Suite 201
Colorado Springs, CO 80918       71,333                7.97%

Clifford C. Thygesen(1)
4893 Idylwild Trail
Boulder, CO 80301                61,333                6.85%

Wayne Bamford(1)
5948 East King Court
Parker, CO 80134                 46,333                5.18%

Dewey L. Williams
4611 Langland Road, #104
Dallas, Texas 75244              77,333                8.64%

All Officers and Directors
as a Group (5 persons)          583,767               65.23%
__________________________

    (1)   Officer or director.

    (2) Includes 1,500 shares held by MCM Capital Management of which Messrs McElhaney and Conrad are officers, directors and principal shareholders.

    (3)  Includes 25,000 Common Shares held by the McGinnis
          Family Limited Partnership of which Mr. McGinnis is the general partner.

__________________________

     The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company. Finally, it is conceivable that certain of the officers and directors could become eligible for stock option grants under one or both of the Company stock option plans.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
          ______________________________________________

Acquisition of Da Hoss

     Effective January 1, 1996, the Company acquired its interest in Da Hoss from Wallstreet Racing Stables III ("WS III"), a Colorado general partnership. Messrs. McElhaney, Conrad, McGinnis, Thygesen and Bamford, officers and/or directors of the Company, and Dewey Williams, the owner of more than 5% of the Company's Common Stock, were also general partners in WS III at the time of that transaction. The Company issued 80,000 Common Shares for a 15% interest in Da Hoss valued at $80,000 for purposes of this transaction. As partners in WS III, each individual received one sixth interest in the Common Stock received by WS III in this transaction. The value placed on Da Hoss in this transaction was based on a valuation of that interest received by WS III for mortality insurance purposes. However, no appraisal was obtained from an independent third party regarding the fairness of the transaction to the Company. Nonetheless, management is of the opinion that the transaction was no less favorable than could be obtained from an unaffiliated third party.

Acquisition and Disposition of Broker John

     Also effective January 1, 1996, the Company acquired the two-year old Colt, Broker John. The Company acquired a 100% interest in this Colt for $39,000, based on an original purchase price of $31,000 plus training and boarding expenses accrued to that date. Broker John was acquired from WS III for $15,000 cash and 48,000 Common Shares valued at $.50 per share. Broker John's race career was marred by injuries and consequently, management determined that he should be sold at auction. The sale of Broker John netted the Company $9,000 in proceeds, which was added to working capital.

Miscellaneous Transactions

     The Company currently shares office facilities, consisting of office space with conference facilities, with MCM Capital
Management, Inc. pursuant to an oral agreement effective

September 1, 1995. The agreement provides the Company with office space, conference facilities and other support for a monthly payment of $500. The agreement is effective on a month to month basis commencing September 1. Messrs. McElhaney and Conrad are also officers, directors and principal shareholders of MCM.

     Beginning in September, 1997, certain officers or directors of the Company have advanced funds to finance acquisition of Company Thoroughbreds and for operating expenses. Messrs. McElhaney, Conrad and Thygesen loaned in the aggregate $46,232.75 to the Company from September, 1997 to June, 1998, bearing interest at 9%. Of that amount, Mr. McElhaney advanced $32,132.75, Mr. Conrad $9,100 and Mr. Thygesen $5,000. The
Company issued an aggregate of 29,100 Common Shares as a
conversion of this debt due in June, 1998.   The shares were
valued at $1.00 per share and 9,100 Common Shares were issued to Mr. Conrad, 15,000 Common Shares were issued to Mr. McElhaney and 5,000 Common Shares were issued to Mr. Thygesen. The remaining portion of Mr. McElhaney's note was paid in cash. The Board of Directors are of the opinion that the shares were acquired under terms and conditions no more favorable than those offered to any other shareholder.

     The McGinnis Family Limited Partnership, of which Mr. McGinnis is the general partner, purchased 25,000 Common Shares in the June, 1998 public offering of the Company's stock, at the price of $1.00 per share. Mr. McGinnis is an officer and director of the Company. The shares were purchased on the same terms and conditions as other third-party investors.

     Messrs. Conrad and McElhaney each obtained 20,000 Common Shares as compensation for services rendered to the Company through June 30, 1998. The shares were valued at $1.00 per share and the accrued compensation, due to each Messrs. Conrad and McElhaney, was valued at $20,000 each. Messrs. Conrad and McElhaney are officers and directors of the Company, and the Board of Directors is of the opinion that the shares were obtained under terms and conditions that were no more favorable than those offered to any other shareholder.

                       GLOSSARY OF TERMS

     Bloodstock shall mean any thoroughbred or other horse available for sale.

     Colt shall mean a male horse, not castrated, prior to his fifth birthday.

     Company Horses and Company Thoroughbreds shall mean one or more thoroughbred racehorses owned by the Company for the business described herein.

     Dam means a female parent of a horse, as used in regard to a specific horse.

     Farrier shall mean an individual engaged in the business of shoeing horses.

     Filly shall mean a female horse prior to her fifth birthday.

     Foal shall mean a horse under one year of age.

     Foaled shall mean to give birth to a horse.

     Gelding shall mean a castrated male horse.

     In foal shall mean a pregnant horse.

     Mare or Broodmare shall mean a female horse of breeding age. As used with regard to a specific horse, mare means the female parent.

     Sire or Stallion shall mean a male horse of breeding age and capable of breeding. As used with regard to a specific horse, sire shall mean the male parent.

     Thoroughbred shall mean a distinctive breed of horse used primarily for racing; generally, a thoroughbred must be registered with The Jockey Club in the United States, or a similar institution in other countries, to participate in sanctioned races; and, in the context of this filng, any of one or more thoroughbred horses which may be acquired, owned and sold by the Company.

     Yearling shall mean any horse during the first year following the year of its birth. All thoroughbreds become
Yearlings on January 1 following the year of their birth.

     Weanling means a foal prior to January 1st following the year to was born.

                            PART IV

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K AND FINANCIAL STATEMENTS

     (a)  Exhibits.

          Except as otherwise indicated, each of the following documents were included as exhibits to the Company's Registration Statement on Form SB-2 filed under the Securities Act of 1933, File No. 333-29859 as amended and are incorporated herein by this reference.

     Exhibit No.
     ___________

     2       Not applicable.

     3.1 Articles of Incorporation of the Company as filed July 18, 1995 with the Secretary of State of the State of Colorado.

     3.2 Articles of Amendment to the Articles of Incorporation of the Company as filed September
             13, 1995 with the Secretary of State of the State of Colorado.

     3.3     Bylaws of the Company.

     3.4     Amendment to the Bylaws of the Company.

     4.1 Form of Certificate for Common Shares, $.0001 par value per share.

     9       Not applicable.

     10.1    Non-Qualifying Stock Option and Stock Grant
             Plan, dated August 1, 1995.

     10.2 Employment Agreement, dated June 1, 1997, by and between the Company and Raymond E. McElhaney.

     10.3 Employment Agreement, dated June 1, 1997, by and between the Company and William M. Conrad.

     10.4 Purchase and Sale Agreement by and between Wallstreet Racing Stables, Inc. And Wallstreet
             Racing Stables III, dated January 1, 1996.

     11      Not applicable.

     13      Not applicable.

     16      Not applicable.

     18      Not applicable.

     21      Not applicable.

     22      Not applicable.

     23      Not applicable.

     24      Not applicable.

     99      Not applicable.

     (b) Reports on Form 8-K

              Not applicable.

     (c) Financial Statements and Schedules.

          The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this Report.

                           SIGNATURE
                           _________

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado on the 28th. day of September, 1998.

                              WALLSTREET RACING STABLES, INC.


                              By:  /s/ Raymond E. McElhaney
                                 ------------------------------
                                   Raymond E. McElhaney,
                                   President, Chief Executive
                                   Officer, Chief Financial
                                   Officer and Chairman of the
                                   Board

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                    Title                                 Date
__________                    _____                                 ____


/s/ Raymond E. McElhaney      President, Chief Executive Officer,   9/28/98
--------------------------    Chief Financial Officer and Chairman  -------
Raymond E. McElhaney          of the Board of Directors


/s/ Bill M. Conrad            Vice President, Secretary, Treasurer  9/28/98
--------------------------    and Director                          -------
Bill M. Conrad

/s/ Ronald R. McGinnis        Vice President - Corporate            9/28/98
--------------------------    Development and Director              -------
Ronald R. McGinnis

/s/ Clifford C. Thygesen      Director                              9/28/98
--------------------------                                          -------
Clifford C. Thygesen


/s/ Wayne Bamford             Director                              9/28/98
--------------------------                                          -------
Wayne Bamford

WALLSTREET RACING STABLES, INC.
INDEX TO FINANCIAL STATEMENTS


                                                             Page
                                                             ----

Independent Auditors' Report...........................      F-1

Balance Sheet at June 30, 1998.........................      F-2

Statement of Operations for the Fiscal Year Ended
June 30, 1997 and the Fiscal Year Ended June 30, 1998..      F-3

Cash Flow Statement for the Fiscal Year Ended June 30,
1997 and the Fiscal Year Ended June 30, 1998...........      F-4

Statement of Shareholders' Equity......................      F-5

Notes to Financial Statements..........................      F-6

                WALLSTREET RACING STABLES, INC.

                      FINANCIAL STATEMENTS

               With Independent Auditors' Report

       For the Fiscal Year Ended June 30, 1998 and 1997

                  Independent Auditors' Report
                  ____________________________

We have audited the accompanying balance sheet of Wallstreet Racing Stables, Inc., as of June 30, 1998, and the related statements of income, shareholders' equity and cash flows for the fiscal years ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallstreet Racing Stables, Inc. at June 30, 1998 and the results of its operations and its cash flows for the fiscal years ended June 30, 1998 and 1997 in conformity with generally accepted accounting principles.



Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
August 28, 1998

Wallstreet Racing Stables, Inc.
Balance Sheet
June 30, 1998
___________________________________________________________________

ASSETS
------

Current Assets:

Cash                                                        $68,936
Accounts Receivable                                             665
Deposits                                                        100
Prepaid Expenses                                                548
                                                                ---

Total Current Assets                                         70,249
                                                             ------
Property And Equipment

Racehorses                                                   54,438
                                                             ------

Total                                                        54,438
Accumulated Depreciation                                    (19,560)
                                                            -------

Net Property And Equipment                                   34,878
                                                             ------

TOTAL ASSETS                                               $105,127
                                                           ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:

Accounts Payable - Trade                                     11,888

Total Current Liabilities                                    11,888
                                                             ------

Long-Term Liabilities                                             0
                                                                  -

TOTAL LIABILITIES                                            11,888
                                                             ------
SHAREHOLDERS' EQUITY

Preferred Stock  - $.01 Par Value, 5,000,000 Shares
 Authorized;  -0- Shares Issued And Outstanding                   0

Common Stock  - $.001 Par Value, 15,000,000 Shares
 Authorized;  894,950 Shares Issued and Outstanding             895

Capital Paid In Excess Of Par Value                         459,336

Retained (Deficit)                                         (366,992)
                                                           ---------

TOTAL SHAREHOLDERS' EQUITY                                   93,239
                                                             ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $105,127
                                                           ========


  The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Statement Of Operations
___________________________________________________________________



                                                For The    For The
                                              Year Ended Year Ended
                                                 June       June
                                               30, 1998   30, 1997
                                               ________   ________

Revenue

Purses                                           $15,289   $104,802
Miscellaneous Income                                 865          0
                                                     ---          -

Total Revenue                                     16,154    104,802
                                                  ------    -------

Operating Expenses:

Advertising                                           60          0
Auction Sales Expenses                             2,722          0
Boarding And Training                             33,445     24,959
Commissions                                        1,800      4,575
Depreciation                                      12,400      8,512
Filing and Recording Fees                          1,076          0
Horseshoeing Expense                               1,334        180
Horse Transportation                               1,779      3,120
Insurance                                          5,625      6,549
Jockey Fees                                        1,786     10,358
Legal And Accounting                               7,128      9,982
Offering Costs                                         0         67
Office                                             9,618      6,377
Race Expenses                                      5,380     20,613
Rent                                               6,000      6,000
Salaries                                          44,000     24,000
Telephone                                          2,573      2,706
Travel And Entertainment                          13,009     23,893
Vet Expenses                                       8,678      5,792
                                                   -----      -----

Total Operating Expenses                         158,413    157,683
                                                 -------    -------

(Loss) From Operations                          (142,259)   (52,881)
                                                ---------   --------

Other Income (Expense):

Interest Income                                      182        470
Interest (Expense)                                (3,098)      (659)
Gain On Sale Of Horse                              3,897          0

Total Other Income (Expense)                         981       (189)
                                                     ---       -----

(Loss) Before Taxes                             (141,278)   (53,070)

Income Tax  Expense                                    0          0

Net  (Loss)                                    ($141,278)  ($53,070)
                                               ==========  =========

Weighted Average Common Shares Outstanding       750,604    677,500

Basic (Loss) Per Share                             (0.19)     (0.08)
                                                   ======     ======


  The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Cash Flow Statement
____________________________________________________________________



                                                For The    For The
                                              Year Ended Year Ended
                                                 June       June
                                               30, 1998   30, 1997
                                               ________   ________

Net (Loss)                                     ($141,278)  ($53,070)

Items Not Affecting Cash Flow:

Depreciation                                      12,400      8,512
Conversion of Salary to Stock                     40,000          0
Contributed Services                               4,000     24,000
Gain on Sale of Horse                             (3,897)         0
Conversion of Debt to Stock                       29,100          0

(Increase) Decrease In Receivable                   (521)     9,206
(Increase) Decrease In Prepaid Expenses            4,420     (3,063)
(Increase) Decrease In Deposits                     (100)     6,657
(Decrease) In Accounts Payable                    (5,585)         0
                                                  -------         -

Net Cash Flows Provided From (Used By)
Operations                                       (61,461)    (7,758)
                                                 --------    -------

Cash Flows From Investing Activities:

Sale of Horses                                    12,569          0
Purchase Of Horses                               (16,200)   (47,588)
                                                 --------   --------

Net Cash Flows Provided From (Used By)
Investing                                         (3,631)   (47,588)
                                                  -------   --------

Cash Flows Provided From Financing Activities:

Advances Received From Related Party              17,133          0
Repayment Of Advances From Related Party         (17,133)         0
Sale Of Common Stock                             127,850     58,500
Deferred Offering Costs                           (6,909)         0
Stock Subscriptions Exercised                          0      5,500
Warrants Exercised                                 1,000          0
                                                   -----          -

Net Cash Flows Provided From (Used By)
Financing                                        121,941     64,000
                                                 -------     ------

Net Increase In Cash                              56,849      8,654
Cash At Beginning Of Period                       12,087      3,433
                                                  ------      -----

Cash At End Of Period                            $68,936    $12,087
                                                 =======    =======



Summary Of Non-Cash Investing And Financing Activities:

Stock Issued For Salaries                         40,000          0
Contributed Services                               4,000
Stock Issued For Debt                             29,100          0


  The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Statement Of Shareholders Equity
_______________________________________________________________________________
                Number Of  Number Of          Capital Paid
                  Common   Preferred   Common In Excess Of Accumulated
                  Shares     Shares     Stock   Par Value   (Deficit)   Total
                  ______     ______     _____   _________   _________   _____

Balance At
June 30, 1996    638,500          0      $639    $182,052  ($172,644)   $10,047
                 -------          -      ----    --------  ----------   -------
November 1996
Private Offering
For Cash @ $1
Per Share         58,500                   58      58,442                58,500

Contributed
Services                                           24,000                24,000

Net (Loss)
June 30, 1997                                                 (53,070)  (53,070)
                 -------          -       ---     -------     --------  --------
Balance At
June 30, 1997    697,000          0       697     264,494    (225,714)   39,477
                 -------          -       ---     -------    ---------   ------
Contributed
Services                                            4,000                 4,000

Exercise of
Warrants           1,000                    1         999                 1,000

June 1998
Offering for
Cash @ $1 Per
Share            127,850                  128     127,722               127,850

Deferred
Offering Costs                                     (6,910)               (6,910)

June 1998 Issue
of Stock for
Salary @ $1
Per Share         40,000                   40      39,960                40,000

June 1998 Issue
of Stock for
Promissory Notes
@ $1 Per Share    29,100                   29      29,071                29,100

Net (Loss)
June 30, 1998                                                (141,278) (141,278)

Balance at
June 30, 1998    894,950          0      $895    $459,336   ($366,992)  $93,239
                 =======          =      ====    ========   ==========  =======


  The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Notes to Financial Statements
For the Year Ended June 30, 1998 and 1997
_________________________________________

Note 1 - Organization and Summary of Significant Accounting Policies
____________________________________________________________________

Organization

On July 18, 1995 Wallstreet Racing Stables, Inc. (the Company) was incorporated under the laws of Colorado. The Company's primary purpose is to engage in all phases of the thoroughbred horse racing industry.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts.
Actual results could differ from those estimates.

Depreciation

Race horses are stated at cost and are depreciated over their estimated economic lives ranging from 1 to 5 years depending on their age when purchased. Broodmares are stated at cost and are depreciated over their estimated economic lives ranging from 3 to 7 years depending on their age when purchased.

Broodmares

Broodmares consist of registered thoroughbred horses. If a broodmare is acquired in foal, the cost is allocated between the broodmare and the unborn foal on the basis of their relative values at the time of acquisition.

Statement of Cash Flows

For purposes of the statement of cash flows, the Company considered demand deposits and highly liquid-debt instruments purchased with a maturity of three months or less to be cash equivalents.

Cash paid for interest during the year ended June 30, 1998 and 1997 was $3,098 and $659, respectively. Cash paid for income taxes for the year ended June 30, 1998 and 1997 was $ -0-.

Wallstreet Racing Stables, Inc.
Notes to Financial Statements
For the Year Ended June 30, 1998 and 1997
_________________________________________


Accounts Receivable - Allowance for Doubtful Accounts

Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable at the end of each year. The allowance at June 30, 1997 was $ -0-.

Net Income (Loss) Per Common Stock

The net income (loss) per common share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding at June 30, 1998 and 1997.

Revenue Recognition

Revenue is recognized when a purse from a race is earned.



Note 2 - Equity
_______________

The Company raised $58,500 from the sale of a private placement which closed in February 1997. It sold 29,250 units, each unit consisting of two shares of common stock and one warrant which can be exercised for $2.00 per share within twelve months of the purchase of the unit. All of the warrants have expired as of February 1998.

In March 1998 1,000 shares of common stock were issued for exercised warrants at $1.00 per share, or $1,000. An offering which closed in June 1998 sold 127,850 shares of common stock for cash at $1.00 per share, or $127,850 less $6,910 in deferred offering costs. In June 1998 common stock was issued to officer/directors at $1.00 per share, or $40,000, and for promissory notes for $1.00 per share or $29,100.

The Company has adopted a Non-Qualified Stock Option and Stock Grant Plan for the benefit of key personnel and others providing significant services to the Company. An aggregate of 1,000,000 shares of common stock have been reserved for issuance under this plan. As of June 30, 1998, no options have been granted pursuant to this plan.

Wall Street Racing Stables, Inc.
Notes to Financial Statements
For the Year Ended June 30, 1998 and 1997
_________________________________________


Note 3 - Income Taxes
_____________________

The Company follows Financial Accounting Standards Board
Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The components of the net deferred tax asset recognized in the accompanying balance sheet are as follows:

     Deferred tax asset               $ 60,517
     Valuation allowance               (60,517)
                                      ---------

                                      $  -0-
                                      =========

The net change in the valuation allowance for the year ended June
30, 1998 is $31,175.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                              Temporary           Tax
                              Difference          Effect
                              ----------          ------
Net operating loss carry
forward                       $302,584            $60,517
                              ========            =======

The Company's NOL carryforward of approximately $302,584 at June
30, 1998, which management expects will be fully utilized, will expire in various amounts between 2010 and 2012.


Note 4- Related Party Events
----------------------------

The Company leases office space and secretarial services from a company owned by certain officers of the Company for $500 per month, on a month to month basis. The facilities are located at 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918.

Certain officers of the Company loan money to the Company at various times during the year when cash is needed.

Wallstreet Racing Stables, Inc.
Notes to Financial Statements
For the Year Ended June 30, 1998 and 1997
_________________________________________


Note 5 - Officer Compensation
_____________________________

During the year ended June 30, 1998 Company management contributed $4,000 in services which have been recorded as a contribution of equity.


Note 6 - Deferred Offering Costs
________________________________

In connection with the offering of its common shares, the Company incurred offering costs consisting of legal, printing, and audit fees totaling $6,910 for a successful private offering. The costs are reflected on the balance sheet as deferred offering costs until such time as the offering is completed or terminated. Should the offering be unsuccessful, deferred offering costs are charged to expense. Therefore, the offering expense for the successful June 1998 offering reduced the offering proceeds.