Form 10QSB
period 1998-09-30
WALLSTREET RACING STABLES INC
filed 1998-11-16
CIK 1040751

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998
                                         ------------------

                                  OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934



               Commission file number     0-23823
                                     ---------------

                   WALLSTREET RACING STABLES, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)

     Colorado                                               84-1313024
------------------                                    -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, Colorado        80918
----------------------------------------------------------     ----------
(Address of principal executive offices)                       (Zip Code)

                            (719) 260-8509
                       ------------------------
         (Registrant's telephone number, including area code)

---------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes XX    No
           ----    ----

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class of Stock                           Amount Outstanding
    -----------------                      --------------------------
     $.001 par value                       894,950 shares outstanding
       Common Stock                           at November 13, 1998

                WALLSTREET RACING STABLES, INC.



                             Index

                                                               Page
                                                               ----
Part I - FINANCIAL INFORMATION


     Item 1.   Financial Statements............................1-4

     Item 2.   Management's Discussion and Analysis Or
               Plan of Operation...............................5-7

Part II - OTHER INFORMATION....................................7

SIGNATURES.....................................................8

Wallstreet Racing Stables, Inc.
Balance Sheets
-------------------------------------------------------------------
                                               Unaudited   Audited
                                               September    June
                                                30, 1998   30, 1998
ASSETS                                          --------   --------
------

Current Assets:

Cash                                             $42,142    $68,936
Accounts Receivable                                7,889        665
Deposits                                               0        100
Prepaid Income Taxes                                 378          0
Prepaid Expenses                                   1,618        548
                                                   -----        ---

Total Current Assets                              52,027     70,249
                                                  ------     ------

Property And Equipment

Racehorses                                        70,650     54,438
                                                  ------     ------

Total                                             70,650     54,438
Accumulated Depreciation                         (20,232)   (19,560)
                                                  ------     ------

Net Property And Equipment                        50,418     34,878
                                                  ------     ------

TOTAL ASSETS                                    $102,445   $105,127
                                                ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:

Accounts Payable - Trade                          49,443     11,888
Accrued Salaries                                  10,000          0
Payroll Taxes Payable                                140          0

Total Current Liabilities                         59,583     11,888
                                                  ------     ------

Long-Term Liabilities                                  0          0
                                                       -          -

TOTAL LIABILITIES                                 59,583     11,888
                                                  ------     ------
SHAREHOLDERS' EQUITY

Preferred Stock  - $.01 Par Value, 5,000,000
Shares Authorized;  -0- Shares Issued And
Outstanding                                            0          0

Common Stock  - $.001 Par Value, 15,000,000
Shares Authorized;  894,950 Shares Issued and
Outstanding                                          895        895

Capital Paid In Excess Of Par Value              459,336    459,336

Retained (Deficit)                              (417,369)  (366,992)
                                                 -------    -------

TOTAL SHAREHOLDERS' EQUITY                        42,862     93,239
                                                  ------     ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $102,445   $105,127
                                                ========   ========



  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Statement Of Operations
------------------------------------------------------------------------
                                               Unaudited    Unaudited
                                                For The      For The
                                              Three Month  Three Month
                                              Interim Per Interim Period
                                                Ended         Ended
                                               September    September
                                               30, 1998     30, 1997
                                               --------     --------

Revenue - Purses                                   $7,690           $126
                                                   ------           ----

Operating Expenses:

Advertising                                             0             60
Boarding And Training                               6,641         12,298
Commissions                                             0          1,800
Depreciation                                        3,283          2,885
Filing and Recording Fees                           1,323              0
Horseshoeing expense                                  466            550
Horse Transportation                                1,117            299
Impairment of Asset                                 2,777              0
Insurance                                             244          2,008
Jockey Fees                                           901            126
Legal And Accounting                               12,463          4,550
Listing Fees                                        3,975              0
Office                                              2,381          4,543
Payroll Taxes                                         207              0
Race Expenses                                       1,686          1,703
Rent                                                1,500          1,500
Salaries                                           12,000          8,000
Telephone                                             728            495
Travel And Entertainment                            3,632          7,197
Vet Expenses                                        3,327          3,355
                                                   ------         ------

Total Operating Expenses                           58,651         51,369
                                                   ------         ------

(Loss) From Operations                            (50,961)       (51,243)
                                                   ------         ------

Other Income (Expense):

Interest Income                                       591             33
Interest (Expense)                                     (7)          (215)

Total Other Income (Expense)                          584           (182)
                                                      ---            ---

(Loss) Before Taxes                               (50,377)       (51,425)

Income Tax  Expense                                     0              0

Net  (Loss)                                      ($50,377)      ($51,425)
                                                  =======        =======

Weighted Average Common Shares Outstanding        894,950        697,000

(Loss) Per Share                                    (0.06)         (0.07)
                                                     ====           ====



  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Cash Flow Statements
------------------------------------------------------------------------
                                                Unaudited    Unaudited
                                                For The      For The
                                              Three Month  Three Month
                                              Interim Per Interim Period
                                                Ended         Ended
                                               September    September
                                               30, 1998     30, 1997
                                               --------     --------


Net (Loss)                                       ($50,377)      ($51,425)

Items Not Affecting Cash Flow:

Depreciation                                        3,283          2,885
Contribution of Services                                0          4,000
Impairment of Horse                                 2,777              0

(Increase) Decrease In Receivable                  (7,224)           (75)
(Increase) Decrease In Prepaid Expenses            (1,448)         1,080
(Increase) Decrease In Deposits                       100              0
Increase In Accounts Payable                       37,555         33,350
Increase in Accrued Interest                            0            121
Increase In Accrued Salaries                       10,000          4,000
Increase In Payroll Taxes Payable                     140              0
                                                      ---              -

Net Cash Flows Provided From (Used By) Operations  (5,194)        (6,064)
                                                    -----          -----

Cash Flows From Investing Activities:

Purchase Of Horses                                (21,600)       (16,200)
                                                   ------         ------

Net Cash Flows Provided From (Used By) Investing  (21,600)       (16,200)
                                                   ------         ------

Cash Flows Provided From Financing Activities:

Note Payable - Shareholder                              0         15,000

Net Cash Flows Provided From (Used By) Financing        0         15,000
                                                        -         ------

Net Increase In Cash                              (26,794)        (7,264)
Cash At Beginning Of Period                        68,936         12,087
                                                   ------         ------

Cash At End Of Period                             $42,142         $4,823
                                                  =======         ======



  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Notes to the Unaudited Financial Statements
For the Three Month Period Ended September 30, 1998
---------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the interim period presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the three month interim period ended September 30, 1998 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 1999.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in this Report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998 as filed with the Securities and Exchange Commission and the audited financial statements included therein.

Note 3 - Subsequent Events
--------------------------

In November, 1998, a six-year old thoroughbred gelding in which the Company owns a 15% interest won the winner's share of the $1,000,000 Breeder's Cup Mile.

Also in November, 1998, a four year old gelding owned by the Company was claimed for $5000 in a claiming race. This horse was previously acquired in August, 1998 by the Company.

                WALLSTREET RACING STABLES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include, without limitation, statements regarding the Company's plan of business operations and related expenditures, anticipated race careers of Company-owned thoroughbreds and stabling and training information. Factors that could cause actual results to differ materially include, among others, the following: the health and training progress of the thoroughbreds, availability of training and stabling facilities, general economic conditions, tax legislation and the overall state of the thoroughbred horse racing industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

Liquidity and Capital Resources

     The liquidity and working capital of Wallstreet Racing Stables, Inc. ("Company") decreased from fiscal year end June 30, 1998 to September 30, 1998. Working capital decreased an aggregate of $65,917 from fiscal year end to September 30, 1998 as a result of cash applied to operations and acquisition of additional race horses. At September 30, 1998, the Company had a working capital deficit of $7,556, consisting of $52, 027 of current assets and $59, 583 of current liabilities. The Company remains dependent on obtaining additional assets and achieving profitable operations and/or obtaining additional debt or equity financing to continue as a going concern and to realize its assets.

     The Company's liquidity was affected by its continuing need for working capital during the first quarter of fiscal 1999. Current assets of cash and accounts receivable would be extinguished by payment of outstanding accounts payable. Management has accrued salaries to assist the Company in meeting its liquidity needs. However, the Company's liquidity was improved subsequent to the end of the quarter as a result of the performance of one of its racehorses. A thoroughbred in which the Company owns a 15% interest won the 60% winner's share of the Breeders Cup Mile at Churchill Downs in
November, 1998. As a result, the Company will receive its portion of the winner's purse, net of expenses associated with the race. Those proceeds will assist the Company in meeting its liquidity needs for the immediate future.

     Historically, the Company has relied on the proceeds of equity financing and advances from shareholders to continue operations. Management anticipates the Company will continue to require cash from outside sources until the Company can obtain sufficient assets to generate additional revenues and achieve profitability. After taking into account an increase in accounts payable and accrued salaries, together with items not requiring cash such as depreciation and the write-down of an asset, the Company's operations used approximately
$5,200 of cash during the first fiscal quarter. The Company also spent approximately $22,000 on the acquisition of new thoroughbreds. Management believes additional investment in its stable of thoroughbreds will be required to enhance revenues and achieve profitability. Such acquisitions can only be made with additional working capital from outside sources or with the sale or syndication of existing assets. Management is continually reviewing opportunities to obtain such assets, either alone or in conjunction with independent third-parties in an effort to increase revenues and cash flow.

Results of Operations

     During  the  three  month period ended September  30,  1998,  the
Company realized a net loss of $50,377 (or $0.06 per share) on revenues of $7,690, compared to a net loss of $51,425 on revenues of $126 for the three month period ended September 30, 1997. Revenues increased from the three month period ended September 30, 1997 to the three month period ended September 30, 1998 as a result of the Company's ownership of additional thoroughbreds in racing and race purses generated by those horses. During the first fiscal quarter of 1997, the Company had a limited number of horses in racing.

     Race results continue to be unpredictable and the Company has yet to develop a stable of horses sufficient to generate revenue on a continuing basis. The Company's long-term objective is to develop a stable of horses sufficient to generate revenues in an amount sufficient to cover expenses and with some degree of certainty. That objective, in turn, is dependent upon receipt of additional working capital, or proceeds from the sale or syndication of existing horses, as discussed above.

     Expenses remained relatively constant from the first quarter of fiscal 1998 to the first quarter of fiscal 1999. Boarding and training actually decreased from fiscal 1998 to 1999, as a result of management's efforts to control costs and negotiate favorable arrangements with its trainers. Other expenses associated with care and maintenance of the horses remained relatively constant.

     Most overhead expenses increased from the first fiscal quarter of 1998 to the comparable period of 1999. Legal and accounting increased approximately $8,000 as a result of expenses associated with preparation and filing of the Company's Annual Report. Listing fees increased approximately $4,000 as a result of the Company becoming listed on Standard & Poor's. Salaries increased $4,000 from the first quarter of 1998 to the first quarter of 1999, as the Company's officers accrued more salary. However, travel and entertainment decreased as a result of reduced efforts to investigate and acquire additional thoroughbreds.

     The Company also recorded an impairment of $2,777 as a result of the loss of one of its thoroughbreds. This horse was injured in training and subsequently destroyed.

     Management anticipates that the Company will continue losses until such time, if ever, the Company obtains sufficient assets to generate revenues in an amount adequate to cover expenses, including non-cash expenses such as depreciation.

                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

               No report required.

Item 2.  Changes in Securities.

               Proceeds received from the Company's public offering completed in June, 1998 were applied as follows during the first quarter of fiscal 1999:

     Purpose
     -------
                                   3 Months Ended
                                   Sept. 30, 1998      Total Proceeds
                                   --------------      --------------
     General and administrative    $9,158              $22,942
     Veterinarian                   1,510                2,787
     Boarding and training          8,598               31,947
     Travel and entertainment       7,225               21,455
     Legal and accounting            -0-                11,225
     Racing expense                   715                1,520
     Debt repayment                  -0-                19,228
     Temporary investments           -0-                 9,836
                                                       -------
                                                      $120,940

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




                              WALLSTREET RACING STABLES, INC.



Date:   November 16, 1998          By: /s/ Raymond E. McElhaney
        -----------------          ---------------------------------
                                   Raymond E. McElhaney, President,
                                   Chief Executive Officer, Chief
                                   Financial Officer and Chairman of
                                   the Board of Directors
                                   (Principal Executive Officer)




Date:   November 16, 1998          By: /s/ Bill M. Conrad
        -----------------          ---------------------------------
                                   Bill M. Conrad, Vice-President,
                                   Secretary, Treasurer and Director
                                   (Principal Financial Officer)