Form 10QSB
period 1998-12-31
WALLSTREET RACING STABLES INC
filed 1999-02-05
CIK 1040751

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   December 31, 1998
                                        ----------------------

                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



               Commission file number     0-23823
                                     -----------------

                    WALLSTREET RACING STABLES, INC.
        ------------------------------------------------------
        (Exact name of registrant as specified in its charter)


          Colorado                                      84-1313024
--------------------------------                   -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                     Identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, Colorado        80918
----------------------------------------------------------     ----------
(Address of principal executive offices)                       (Zip Code)

                            (719) 260-8509
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes XX    No
          -----    -----

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

        Class of Stock                       Amount Outstanding
       ---------------                    --------------------------
       $.001 par value                    902,450 shares outstanding
        Common Stock                         at February 1, 1999





                WALLSTREET RACING STABLES, INC.



                             Index

                                                             Page
                                                             ----

Part I - FINANCIAL INFORMATION


     Item 1.   Financial Statements...........................1-5

     Item 2.   Management's Discussion and Analysis Or
               Plan of Operation..............................6-8

Part II - OTHER INFORMATION.....................................8

SIGNATURES......................................................9

                           ii



Wallstreet Racing Stables, Inc.
Balance Sheets
-------------------------------------------------------------------
                                               Unaudited   Audited
                                               December     June
                                               31, 1998   30, 1998
ASSETS                                         --------   --------
------

Current Assets:

Cash                                             $55,644    $68,936
Accounts Receivable                                1,095        665
Deposits                                               0        100
Prepaid Income Taxes                                 378          0
Prepaid Expenses                                   1,192        548
                                                   -----        ---

Total Current Assets                              58,309     70,249
                                                  ------     ------

Property And Equipment

Racehorses                                        65,350     54,438
                                                  ------     ------

Total                                             65,350     54,438
Accumulated Depreciation                         (23,490)   (19,560)
                                                  ------     ------

Net Property And Equipment                        41,860     34,878
                                                  ------     ------

TOTAL ASSETS                                    $100,169   $105,127
                                                ========   ========


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:

Accounts Payable - Trade                          10,295     11,888
Accrued Salaries                                  22,000          0
Payroll Taxes Payable                                 16          0

Total Current Liabilities                         32,311     11,888
                                                  ------     ------

Long-Term Liabilities                                  0          0
                                                       -          -

TOTAL LIABILITIES                                 32,311     11,888
                                                  ------     ------

SHAREHOLDERS' EQUITY

Preferred Stock - $.01 Par Value, 5,000,000
 Shares Authorized; -0- Shares Issued And
 Outstanding                                           0          0
                                                       -          -

Common Stock - $.001 Par Value, 15,000,000
 Shares Authorized; 894,950 Shares Issued
 and Outstanding - June (audited).  902,450
 Shares Issued and Outstanding - December
 (unaudited)                                         902        895


Capital Paid In Excess Of Par Value              466,829    459,336

Retained (Deficit)                              (399,873)  (366,992)
                                                 -------    -------

TOTAL SHAREHOLDERS' EQUITY                        67,858     93,239
                                                  ------     ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $100,169   $105,127
                                                ========   ========


The Accompanying Notes Are An Integral Part Of These Financial Statements


Wallstreet Racing Stables, Inc.
Statements Of Operations
-----------------------------------------------------------------------
                                             Unaudited     Unaudited
                                              For The       For The
                                            Three Month   Three Month
                                          Interim Period Interim Period
                                               Ended         Ended
                                              December     December
                                              31, 1998     31, 1997
                                              --------     --------
Revenue

Purses                                           $90,385             $0
Horses For Resale                                      0         10,500
Miscellaneous Income                              20,000              0
                                                  ------              -

Total Revenue                                    110,385         10,500
                                                 -------         ------

Cost of Horses Sold                                    0          1,255
                                                       -          -----

Gross Profit                                     110,385          9,245
                                                 -------          -----

Operating Expenses:

Boarding And Training                              9,380          8,381
Depreciation                                       3,779          3,516
Filing and Recording Fees                            461              0
Horseshoeing expense                                 393            219
Horse Transportation                                 713            776
Insurance                                            426          2,023
Jockey Fees                                        9,030              0
Legal And Accounting                               4,638          1,782
Office                                             3,536          2,281
Professional Services                             10,000              0
Race Expenses                                     17,298            135
Rent                                               1,500          1,500
Salaries                                          12,000         12,000
Telephone                                            996            781
Travel And Entertainment                          11,740          2,470
Vet Expenses                                       7,392          3,900
                                                   -----          -----

Total Operating Expenses                          93,282         39,764

Income (Loss) From Operations                     17,103        (30,519)
                                                  ------         ------

Other Income (Expense):

Interest Income                                      177              5
Interest (Expense)                                    (6)          (846)
Gain (Loss) on Sale of Horse                         222              0

Total Other Income (Expense)                         393           (841)
                                                     ---            ---

Income (Loss) Before Taxes                        17,496        (31,360)
                                                  ------         ------

Income Tax Expense                                     0              0

Net Income (Loss)                                $17,496       ($31,360)
                                                 =======        =======

Weighted Average Common Shares Outstanding       899,950        697,000

(Loss) Per Share                                    0.02          (0.04)
                                                    ====           ====


The Accompanying Notes Are An Integral Part Of These Financial Statements


Wallstreet Racing Stables, Inc.
Statements Of Operations
-----------------------------------------------------------------------
                                             Unaudited      Unaudited
                                              For The        For The
                                             Six Month      Six Month
                                          Interim Period Interim Period
                                               Ended          Ended
                                             December        December
                                             31, 1998        31, 1997
                                             --------        --------
Revenue

Purses                                           $98,075           $126
Horses For Resale                                      0         10,500
Miscellaneous Income                              20,000              0
                                                  ------              -

Total Revenue                                    118,075         10,626
                                                 -------         ------

Cost of Horses Sold                                    0          1,255
                                                       -          -----

Gross Profit                                     118,075          9,371
                                                 -------          -----

Operating Expenses:

Advertising                                            0             60
Boarding And Training                             16,021         20,679
Commissions                                            0          1,800
Depreciation                                       7,062          6,401
Filing and Recording Fees                          1,784              0
Horseshoeing expense                                 858            769
Horse Transportation                               1,830          1,075
Impairment of Asset                                2,777              0
Insurance                                            670          4,031
Jockey Fees                                        9,931              0
Legal And Accounting                              17,101          6,332
Listing Fees                                       3,975              0
Office                                             5,916          6,824
Payroll Taxes                                        207              0
Professional Services                             10,000              0
Race Expenses                                     18,985          1,964
Rent                                               3,000          3,000
Salaries                                          24,000         20,000
Telephone                                          1,724          1,276
Travel And Entertainment                          15,372          9,667
Vet Expenses                                      10,719          7,255
                                                  ------          -----

Total Operating Expenses                         151,932         91,133
                                                 -------         ------

(Loss) From Operations                           (33,857)       (81,762)
                                                  ------         ------

Other Income (Expense):

Interest Income                                      768             38
Interest (Expense)                                   (13)        (1,061)
Gain (Loss) on Sale of Horse                         222              0
                                                     ---              -

Total Other Income (Expense)                         977         (1,023)
                                                     ---          -----

(Loss) Before Taxes                              (32,880)       (82,785)

Income Tax Expense                                     0              0

Net (Loss)                                      ($32,880)      ($82,785)
                                                 =======        =======

Weighted Average Common Shares Outstanding       897,450        697,000

(Loss) Per Share                                   (0.04)         (0.12)
                                                    ====           ====


The Accompanying Notes Are An Integral Part Of These Financial Statements


Wallstreet Racing Stables Inc.
Cash Flow Statements
-----------------------------------------------------------------------
                                            Unaudited      Unaudited
                                             For The        For The
                                            Six Month      Six Month
                                          Interim Period Interim Period
                                              Ended          Ended
                                             December       December
                                             31, 1998       31, 1997
                                             --------       --------

Net (Loss) Profit                               ($32,880)      ($82,785)

Items Not Affecting Cash Flow:

Depreciation                                       7,062          6,401
Contribution of Services                               0          4,000
Impairment of Horse                                2,777              0
Gain on Sale of Horse                               (222)             0
Issuance of Stock for Services                     7,500              0

(Increase) Decrease In Receivable                   (430)        (8,976)
(Increase) Decrease In Prepaid Expenses           (1,022)         3,204
(Increase) Decrease In Deposits                      100              0
(Decrease) Increase In Accounts Payable           (1,593)        19,155
(Decrease) Increase in Accrued Interest                0            951
(Decrease) Increase In Accrued Salaries           22,000         16,000
(Decrease) Increase In Payroll Taxes Payable          16              0
                                                      --              -

Net Cash Flows Provided From (Used By) Operations  3,308        (42,050)
                                                   -----         ------

Cash Flows From Investing Activities:

Sale of Horses                                     5,000              0
Purchase Of Horses                               (21,600)       (16,200)
                                                  ------         ------

Net Cash Flows Provided From (Used By) Investing (16,600)       (16,200)
                                                  ------         ------

Cash Flows Provided From Financing Activities:

Note Payable - Shareholder                             0         46,233

Net Cash Flows Provided From (Used By) Financing       0         46,233
                                                       -         ------

Net Increase In Cash                             (13,292)       (12,017)
Cash At Beginning Of Period                       68,936         12,087
                                                  ------         ------

Cash At End Of Period                            $55,644            $70
                                                 =======            ===


Summary Of Non-Cash Investing And Financing Activities:

Stock Issued For Services                          7,500              0



 The Accompanying Notes Are An Integral Part Of These Financial Statements


Wallstreet Racing Stables, Inc.
Notes to the Unaudited Financial Statements
For the Six Month Period Ended December 31, 1998
------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the interim period presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the six month interim period ended December 31, 1998 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999.

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

Note 3 - Share Exchange
-----------------------

Effective November 16, 1998, the Company executed a non-binding Letter of Intent for a merger or acquisition with a privately-held consumer product manufacturing company. Pursuant to the terms of the Letter of Intent, the Company contemplates an acquisition or merger with the company in a tax free reorganization under the Internal Revenue Code and the laws of Colorado and Nevada. The Letter of Intent is tentative in nature and subject to a number of contingencies, including preparation and execution of a definitive exchange agreement, approval of the respective companies' Boards of Directors and continuing due diligence. In connection with the Letter of Intent, the Company received a non-refundable earnest money deposit of $20,000 to be used for due diligence and other general and administrative expenses. As of the date of filing this Report, the parties continue negotiations for this transaction.

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

Liquidity and Capital Resources

     The liquidity and capital resources of Wallstreet Racing Stables, Inc. ("Company") decreased slightly from fiscal year end June 30, 1998 to December 31, 1998. Working capital decreased $32,363 from fiscal year end to December 31, 1998, as a result of cash applied to operations. At December 31, 1998, the Company had working capital of $25,998, consisting of current assets of $58,309 and current liabilities of $32,311. Current assets consist primarily of cash while current liabilities consist of trade accounts payable and accrued salaries.

     The Company remains dependent upon obtaining additional assets and/or achieving profitable operations to continue as a going concern and realize its assets. Primarily as the result of a large racing purse and accrual of salaries by the officers, the Company's operations generated cash of approximately $3,300 during the six month period ended December 31, 1998. Historically, however, the Company's operations have used, rather than provided, cash and the Company has relied on equity financing for acquisition of assets and continuing operations. Based on existing working capital, liabilities and capital requirements, management anticipates the Company will have sufficient liquidity and resources through the end of the current fiscal year ending June 30, 1999. However, the Company will require capital from outside sources to continue operation beyond that time.

     The majority of cash provided to the Company during the quarter ended December 31, 1998 was from a purse won by a racehorse in which
the Company owns an interest.   Da Hoss, a six-year-old thoroughbred
in which the Company owns a 15% interest, won the 60% winner's share of the purse for the Breeders Cup Mile at Churchill Downs in November, 1998. Those winnings, together with other purses won by the Company's thoroughbreds, provided revenues of approximately $90,000 during the three month period ended December 31, 1998. However, as Da Hoss is not anticipated to run again until the summer of 1999, management does not anticipate significant revenues from that source in the immediate future. The Company will therefore be dependent on the performance of other thoroughbreds to provide working capital for the foreseeable future.

     The Company is currently negotiating with a privately-held consumer product manufacturing company for the acquisition of the company by merger or share exchange. Consummation of that transaction, of which there is no assurance, would propel the Company into the consumer products industry and diversify its existing business. Management views that transaction as a means of substantially increasing the Company's assets and improving operations, as well as attracting additional investment capital. The Letter of Intent executed by the parties in November, 1998 is subject to a number of contingencies, including negotiation and execution of a definitive contract, approval of the respective parties' Boards of Directors and continuing due diligence, among others. Negotiations between the parties continue as of the date of this Report.

     Due to the nature and amount of its assets, the Company is not a candidate for bank or other traditional third-party debt financing. According, any additional capital required for operations in the future will be sought from equity financing or loans from existing shareholders of the Company.

Results of Operations

     During the three month period ended December 31, 1998, the Company realized net income of $17,496 on revenues of $110,385. However, combined with results from the prior three month period, the Company lost $32,880 for the six month period ended December 31, 1998 on revenues of $118,075. As mentioned previously, the single greatest factor contributing to the net income during the three month period ended December 31, 1998 was a substantial purse won by Da Hoss. However, management does not expect a repeat of that performance during the remainder of the fiscal year.

     While the Company continues to acquire interests in a greater number of thoroughbreds, revenues from racing purses and other sources continue to fall short of expenses. Total expenses for the three and six month periods ending December 31, 1998 increased from the comparable periods ending December 31, 1997. Generally, this increase is attributable to the greater number of thoroughbreds in which the Company had an interest during the latter periods. However, boarding and training expenses associated with those horses decreased for the six month period ending December 31, 1998, from $20,679 to $18,021. This reflects management's efforts to control expenses by negotiating prudent boarding arrangements.

     Depreciation increased from the six month period ended December 31, 1997, commensurate with an increase in the number of horses in which the Company had an interest. Jockey fees increased substantially, as it is customary for the jockey to receive a portion of the purse won by the owner. Race expenses increased substantially from the period ended December 31, 1997 to the period ended December 31, 1998 as a result of an increase in the number of thoroughbreds participating in races. Legal and accounting fees also increased substantially, concurrent with the Company's status as a public reporting company under the rules and regulations of the Securities and Exchange Commission. Finally, consulting services increased
$10,000 as a result of consulting services rendered in connection with the Letter of Intent.

     Management anticipates the Company will continue to incur losses until such time, if ever, it obtains assets sufficient to generate revenues to cover operating, general and administrative expenses. Negotiations by the Company with the manufacturing company represent an effort in that direction. If those negotiations are unsuccessful, the Company will continue its efforts to obtain interests in additional thoroughbreds to increase revenues.

Year 2000 Disclosure
--------------------

     A complete assessment of the Company's Year 2000 readiness has not been completed, especially the preparedness of its vendors. However, management does not believe that Year 2000 issues will have a material effect on the Company's business, results of operations or financial condition.


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



Date: February 5, 1999             By: /s/ Raymond E. McElhaney
     -----------------             ---------------------------------
                                   Raymond E. McElhaney, President,
                                   Chief Executive Officer, Chief
                                   Financial Officer and Chairman of
                                   the Board of Directors
                                   (Principal Executive Officer)




Date: February 5, 1999             By: /s/ Bill M. Conrad
     -----------------             ---------------------------------
                                   Bill M. Conrad, Vice-President,
                                   Secretary, Treasurer and Director
                                   (Principal Financial Officer)