Form 10QSB
period 1999-03-31
WALLSTREET RACING STABLES INC
filed 1999-05-14
CIK 1040751

FORM 10-QSB

                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended   March 31, 1999
                                        --------------------
                                  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



               Commission file number     0-23823
                                     -----------------

                   WALLSTREET RACING STABLES, INC.
                   -------------------------------
        (Exact name of registrant as specified in its charter)

     Colorado                                          84-1313024
------------------                                --------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                     Identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, Colorado    80918
----------------------------------------------------------  ----------
(Address of principal executive offices)                    (Zip Code)

                            (719) 260-8509
                      --------------------------
         (Registrant's telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes XX    No
                                              -----    -----

                APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class of Stock                       Amount Outstanding
       --------------------                ----------------------------
         $.001 par value                    902,450 shares outstanding
            Common Stock                          at May 14, 1999

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


     Item 1.   Financial Statements...........................1-5

     Item 2.   Management's Discussion and Analysis Or
               Plan of Operation..............................6-8

Part II - OTHER INFORMATION.....................................8

SIGNATURES......................................................9

Wallstreet Racing Stables, Inc.
Balance Sheets
------------------------------------------------------------------
                                               Unaudited   Audited
                                                 March      June
                                               31, 1999   30, 1998
                                               --------   --------
ASSETS

Current Assets:

Cash                                             $11,918    $68,936
Accounts Receivable                                2,818        665
Deposits                                               0        100
Prepaid Expenses                                     962        548
                                                     ---        ---

Total Current Assets                              15,698     70,249
                                                  ------     ------

Property And Equipment

Racehorses                                        65,350     54,438
                                                  ------     ------

Total                                             65,350     54,438
Accumulated Depreciation                         (27,004)   (19,560)
                                                  ------     ------

Net Property And Equipment                        38,346     34,878
                                                  ------     ------

TOTAL ASSETS                                     $54,044   $105,127
                                                 =======   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:

Accounts Payable - Trade                          10,714     11,888
Accrued Salaries                                   8,000          0
Payroll Taxes Payable                              1,642          0
                                                   -----          -

Total Current Liabilities                         20,356     11,888
                                                  ------     ------

Long-Term Liabilities                                  0          0
                                                       -          -

TOTAL LIABILITIES                                 20,356     11,888
                                                  ------     ------

SHAREHOLDERS' EQUITY

Preferred Stock  - $.01 Par Value, 5,000,000
 Shares Authorized;  -0- Shares Issued And
 Outstanding                                           0          0

Common Stock  - $.001 Par Value, 15,000,000
 Shares Authorized; 894,950 Shares Issued and
 Outstanding - June (audited).  902,450 Shares
 Issued and Outstanding - March (unaudited)          902        895

Capital Paid In Excess Of Par Value              466,829    459,336

Retained (Deficit)                              (434,043)  (366,992)
                                                 -------    -------

TOTAL SHAREHOLDERS' EQUITY                        33,688     93,239
                                                  ------     ------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $54,044   $105,127
                                                 =======   ========


The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Statements Of Operations
------------------------------------------------------------------------
                                              Unaudited    Unaudited
                                               For The      For The
                                             Three Month   Three Month
                                           Interim Period Interim Period
                                               Ended         Ended
                                                March        March
                                              31, 1999      31, 1998
                                              --------      --------
Revenue

Purses                                             $8,141             $0

Total Revenue                                       8,141              0
                                                    -----              -

Operating Expenses:

Boarding And Training                               6,737          6,990
Depreciation                                        3,515          3,036
Filing and Recording Fees                             185              0
Horseshoeing expense                                  412            193
Horse Transportation                                  189             63
Insurance                                             462          1,382
Jockey Fees                                           611              0
Legal And Accounting                                3,886          3,593
Offering Costs                                          0          2,580
Office                                              2,620          2,085
Payroll Taxes                                       2,501              0
Professional Services                                  50              0
Race Expenses                                       2,022            194
Rent                                                1,500          1,500
Salaries                                           12,000         12,000
Telephone                                             658            480
Travel And Entertainment                            3,741            140
Vet Expenses                                        1,353             48
                                                    -----             --

Total Operating Expenses                           42,442         34,284
                                                   ------         ------

Income (Loss) From Operations                     (34,301)       (34,284)
                                                   ------         ------

Other Income (Expense):

Interest Income                                       140              0
Interest (Expense)                                     (9)        (1,084)
Gain (Loss) on Sale of Horse                            0         (5,274)

Total Other Income (Expense)                          131         (6,358)
                                                      ---          -----

Income (Loss) Before Taxes                        (34,170)       (40,642)
                                                   ------         ------

Income Tax  Expense                                     0              0

Net  Income (Loss)                               ($34,170)      ($40,642)
                                                  =======        =======

Weighted Average Common Shares Outstanding        902,450        698,000

(Loss) Per Share                                    (0.04)         (0.06)
                                                     ====           ====

The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Statements Of Operations
------------------------------------------------------------------------
                                              Unaudited    Unaudited
                                               For The      For The
                                             Nine Month    Nine Month
                                           Interim Period Interim Period
                                               Ended         Ended
                                                March        March
                                              31, 1999      31, 1998
                                              --------      --------
Revenue

Purses                                           $106,216           $126
Horses For Resale                                       0         10,500
Miscellaneous Income                               20,000              0
                                                   ------              -

Total Revenue                                     126,216         10,626
                                                  -------         ------

Cost of Horses Sold                                     0          1,255
                                                        -          -----

Gross Profit                                      126,216          9,371
                                                  -------          -----

Operating Expenses:

Advertising                                             0             60
Boarding And Training                              22,758         27,670
Commissions                                             0          1,800
Depreciation                                       10,577          9,437
Filing and Recording Fees                           1,969              0
Horseshoeing expense                                1,271            962
Horse Transportation                                2,019          1,138
Impairment of Asset                                 2,777              0
Insurance                                           1,132          5,413
Jockey Fees                                        10,542              0
Legal And Accounting                               20,987          9,925
Listing Fees                                        3,975              0
Office                                              8,536         11,488
Payroll Taxes                                       2,708          2,158
Professional Services                              10,050              0
Race Expenses                                      21,007              0
Rent                                                4,500          4,500
Salaries                                           36,000         32,000
Telephone                                           2,382          1,756
Travel And Entertainment                           19,113          9,807
Vet Expenses                                       12,072          7,303
                                                   ------          -----

Total Operating Expenses                          194,375        125,417
                                                  -------        -------

(Loss) From Operations                            (68,159)      (116,046)
                                                   ------        -------

Other Income (Expense):

Interest Income                                       909             38
Interest (Expense)                                    (23)        (2,145)
Gain (Loss) on Sale of Horse                          222         (5,274)
                                                      ---          -----

Total Other Income (Expense)                        1,108         (7,381)
                                                    -----          -----

(Loss) Before Taxes                               (67,051)      (123,427)

Income Tax  Expense                                     0              0

Net  (Loss)                                      ($67,051)     ($123,427)
                                                  =======       ========

Weighted Average Common Shares Outstanding        899,117        698,000

(Loss) Per Share                                    (0.07)         (0.18)
                                                     ====           ====


The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables Inc.
Cash Flow Statements
------------------------------------------------------------------------
                                              Unaudited     Unaudited
                                               For The       For The
                                             Nine Month     Nine Month
                                           Interim Period Interim Period
                                               Ended          Ended
                                                March         March
                                              31, 1999       31, 1998
                                              --------       --------

Net (Loss) Profit                                ($67,051)     ($123,427)

Items Not Affecting Cash Flow:

Depreciation                                       10,577          9,437
Contribution of Services                                0          4,000
Impairment of Horse                                 2,777              0
Gain (Loss) on Sale of Horse                         (222)         5,273
Issuance of Stock for Services                      7,500              0

(Increase) Decrease In Receivable                  (2,153)           134
(Increase) Decrease In Prepaid Expenses              (414)         4,586
(Increase) Decrease In Deposits                       100              0
(Decrease) Increase In Accounts Payable            (1,174)        23,931
(Decrease) Increase in Accrued Interest                 0          1,977
(Decrease) Increase In Accrued Salaries             8,000         28,000
(Decrease) Increase In Payroll Taxes Payable        1,642              0
                                                    -----              -

Net Cash Flows Provided From (Used By) Operations (40,418)       (46,089)
                                                   ------         ------

Cash Flows From Investing Activities:

Sale of Horses                                      5,000          3,325
Purchase Of Horses                                (21,600)       (16,200)
                                                   ------         ------

Net Cash Flows Provided From (Used By) Investing  (16,600)       (12,875)
                                                   ------         ------

Cash Flows Provided From Financing Activities:

Note Payable - Shareholder                              0         46,233
Sale of Common Stock                                    0          1,000

Net Cash Flows Provided From (Used By) Financing        0         47,233
                                                        -         ------

Net (Decrease) In Cash                            (57,018)       (11,731)
Cash At Beginning Of Period                        68,936         12,087
                                                   ------         ------

Cash At End Of Period                             $11,918           $356
                                                  =======           ====






Summary Of Non-Cash Investing And Financing Activities:

Stock Issued For Services                          $7,500             $0


The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Notes to the Unaudited Financial Statements
For the Nine Month Period Ended March 31, 1999
----------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consist only of normal reoccurring accruals. The results of operations for the nine month interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1999.

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

Note 3 - Share Exchange
-----------------------

Effective November 16, 1998, the Company executed a non-binding Letter of Intent for a merger or acquisition with a privately-held consumer product manufacturing company. Pursuant to the terms of the Letter of Intent, the Company contemplated an acquisition or merger with the company in a tax free reorganization under the Internal Revenue Code and the laws of Colorado and Nevada. The Letter of Intent was tentative in nature and subject to a number of contingencies, including preparation and execution of a definitive exchange agreement, approval of the respective companies' Boards of Directors and continuing due diligence. In connection with the Letter of Intent, the Company received a non-refundable earnest money deposit of $20,000 to be used for due diligence and other general and administrative expenses. On May 6, 1999, the Letter of Intent was terminated and discussions with the other entity ceased.

                   WALLSTREET RACING STABLES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     This Report (including the documents incorporated herein by reference) contains "forward-looking statements" within the meaning of the federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's need for working capital, future revenues and results of operations and are identified by words such as "anticipates,' "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, those discussed below. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements.

Liquidity and Capital Resources

     The financial condition of Wallstreet Racing Stables, Inc. (the "Company") declined further during the three month period ended March 31, 1999. Working capital decreased $63,019 from fiscal year end June 30, 1998 to March 31, 1999, as a result of cash applied to operations. For the nine month period ended March 31, 1999, the Company's operations used approximately $40,000 of cash, while investing activities used an additional $16,600 of cash. As a result, the Company remains dependent on financing from outside sources and/or achieving profitable operations to continue as a going concern.

     At March 31, 1999, the Company had negative working capital of $4,658, consisting of current assets of $15,698 and current liabilities of $20,356. A majority of the current liabilities consist of accounts payable to third-parties in the approximate amount of $11,000. In an effort to conserve its remaining cash, management may seek to negotiate settlement of some or all of those payables through issuance of common stock or other equity securities. The Company also had accrued salaries of $8,000 at March 31, 1999, which may also be satisfied through issuance of equity securities. However, management believes the Company remains dependent on improving operations and receiving additional financing from outside sources to continue operations.

     Since its inception, the Company has relied primarily on equity financing to sustain operations. The Company's existing stable of thoroughbred race horses has generally not generated revenue sufficient to pay operating expenses and overhead. As a result, management has sought additional avenues for generating revenue and profit.

     During the quarter ended December 31, 1998, the Company executed a letter of intent with a consumer products manufacturing entity for a merger or acquisition. Management envisioned that transaction as a means of broadening the Company's business and generating additional revenues. However, discussions for completion of that transaction were terminated in May. Accordingly, the

Company is considering other alternatives including acquisition of additional thoroughbreds and other business opportunities to increase revenue.

Results of Operations

     During the nine month period ended March 31, 1999, the Company realized a net loss of $67,051, on total revenues of $126,216 and expenses of $194,375. This represents an improvement from the loss of $123,427 for the nine months ended March 31, 1998. Results for the three month period ended March 31, 1999 were consistent with the nine month period, as the Company lost $34,170 on revenues of $8,141.

     Generally, revenues are generated through racing purses awarded by races in which the Company's thoroughbreds are entered, as well as proceeds received by the Company from the sale or other disposition of those thoroughbreds upon transfer. In the nine months ended March 31, 1999, the Company received approximately $100,000 in racing purses and miscellaneous income of $20,000, consisting of an earnest money deposit on the proposed acquisition discussed above. However, the Company's stable of thoroughbreds has generally been unable to generate revenues sufficient to pay operating and overhead expenses.

     Significant operating expenses incurred by the Company include boarding and training, jockey fees, racing expenses and veterinarian. Significant overhead expenses include legal, accounting and other professional services, travel and entertainment. As a group, total expenses increased from the nine months ended
March 31, 1998 to the nine month ended March 31, 1999.    Generally, such
increase is a result of a greater number of thoroughbreds in which the Company had an interest during the latter period.

     Within the operating expenses, boarding and training decreased from the nine month period ended March 31, 1998 to the nine month period ended March 31, 1999, as management instituted steps to conserve available working capital. A number of the Company's thoroughbreds were boarded at facilities off track to reduce expenses. Jockey fees increased substantially from 1998 to 1999, as the Company paid a percentage of its purses to the successful jockey. Racing expenses also increased substantially (by an aggregate of approximately $21,000) commensurate with race winnings. Finally, vet expenses increased from $7,303 to $12,072, generally consistent with a greater number of horses.

     Overhead expenses also increased from 1998 to 1999. Legal and accounting increased from $9,925 to $20,987. The Company completed preparation and filing an annual report on Form 10-KSB and an accompanying audit of its financial statements. Professional services increased approximately $10,000, as a result of consulting services engaged by the Company in connection with the proposed merger or acquisition discussed above. Finally, travel and entertainment increased approximately $10,000 while management investigated additional business opportunities for the Company.

     Management anticipates the Company will continue to incur losses until such time, if ever, the Company obtains an interest in a sufficient number of thoroughbreds to generate purses or sale proceeds sufficient to cover operating and other expenses.


                  PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

               No report required.

Item 2.  Changes in Securities.

               No report required.

Item 3.  Defaults Upon Senior Securities.

               No report required.

Item 4.  Submission of Matters to a Vote of Security Holders.

               No report required.

Item 5.  Other Information.

               Effective May 6, 1999, the Company terminated discussions with a private consumer products manufacturing company to acquire its assets or complete a merger. A letter of intent executed by the parties in November, 1998 had expired, and management deemed it in the best interest of the Company to terminate such discussions. Management will continue to explore other opportunities for the Company and its shareholders.

Item 6.  Exhibits and Reports on Form 8-K.

               No report required.

                         SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              WALLSTREET RACING STABLES, INC.



Date: May 13, 1999                 By: /s/ Raymond E. McElhaney
     ---------------                  ---------------------------------------
                                   Raymond E. McElhaney, President, Chief
                                   Executive Officer, Chief Financial Officer
                                   and Chairman of the Board of Directors
                                   (Principal Executive Officer)




Date: May 13, 1999                 By: /s/ Bill M. Conrad
     ---------------                  ---------------------------------------
                                   Bill M. Conrad, Vice-President, Secretary,
                                   Treasurer and Director
                                   (Principal Accounting Officer)