Form 10KSB
period 1999-06-30
WALLSTREET RACING STABLES INC
filed 1999-10-01
CIK 1040751

FORM 10-KSB

               SECURITIES AND EXCHANGE COMMISSION

                    Washington, D.C.  20549

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

     For the fiscal year ended June 30, 1999

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934



     Commission File Number 0-23823

                WALLSTREET RACING STABLES, INC.
                -------------------------------
    (Exact name of registrant as specified in its charter)

Colorado                                     84-1313024
--------                                     ----------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, Colorado  80918
----------------------------------------------------------  -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:  (719) 260-8509
                                                     --------------

Securities registered pursuant to Section 12(b) of the Act:

                              None

Securities registered pursuant to Section 12(g) of the Act:

                      Title of each class

                 Common Shares, $.001 par value
               ----------------------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X       No
                                          -----   ------

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The Registrant's revenues for the most recent fiscal year were $145,098.

The aggregate market value of the 318,683 Common Shares held by nonaffiliates of the Company as of September 1, 1999, was approximately $398,353 based upon the last reported sale of the Company's Common Shares of $ 1.25 per share.

The total number of Common Shares outstanding as of September 28, 1999 was 902,450.


              DOCUMENTS INCORPORATED BY REFERENCE:

                              None

Transitional Small Business Disclosure Format:    Yes            No    X
                                                      -----          -----

                       TABLE OF CONTENTS


PART I
                                                                  Page
                                                                  ----

     Items 1 and 2. Business and Properties....................   1

     Item 3.        Legal Proceedings..........................   11

     Item 4.        Submission of Matters to a Vote of
                    Security Holders ..........................   11

     Item 5.        Market for Registrant's Securities and
                    Related Shareholders Matters...............   11

     Item 6.        Management's Discussion and Analysis or
                    Plan of Operation..........................   12

     Item 7.        Financial Statements and
                    Supplementary Data.........................   15

     Item 8.        Changes in and Disagreements with Accountants
                    on Accounting and Financial Disclosure.....   15

PART II

     Item 9.        Directors, Executive Officers and Compliance
                    with Section 16(a) of the Exchange Act ....   15

     Item 10.       Executive Compensation.....................   17

     Item 11.       Security Ownership of Certain Beneficial
                    Owners and Management......................   18

     Item 12.       Certain Relationships and
                    Related Transactions.......................   20

                    Glossary of Terms..........................   21
PART IV

     Item 13.       Exhibits, Reports on Form 8-K and
                    And Financial Statements...................   22

     Signature.................................................   24

     Index to Financial Statements.............................   25

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

          Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements include without limitation statements regarding the Company's plan of business operations and related expenditures, anticipated race careers of Company owned Thoroughbreds and stabling and training information. Factors that could cause actual results to differ materially include, among others, the following: the health and training progress of the Thoroughbreds, availability of training and stabling facilities, general economic conditions and the overall thoroughbred horse racing industry. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward looking statements and to review the additional considerations set forth in this report under "Risk Factors". Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

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

Narrative Description of Business

     The Company currently owns a number of Thoroughbred race horses and is engaged in the business of racing. The Company generally owns a majority interest in each of the Thoroughbreds and contracts training and stabling of such horses to independent third parties. The Company owns no training or stabling facilities of its own. The Company's horses are stabled in various locations in the United States, primarily the mid-west and east coast regions. Horses are entered in numerous races during the year, again primarily in the eastern and mid-western United States.

     A majority of the horses in which the Company had an interest at fiscal year end June 30, 1999 were acquired as Yearlings at public auction. Thoroughbred racehorses can be obtained by a number of means, including ownership and breeding of the Broodmare, purchase through private sale or public auction, or claiming at a racetrack. The Company's strategy to date has been to acquire its Thoroughbreds as Yearlings at a public auction and raise them to compete in races. Public sales and premier races of Thoroughbreds are primarily centered in Kentucky, California, New York and Florida. The annual September Yearling sale at Keeneland in Lexington, Kentucky is the largest public auction of its kind in the world.

     The Company's strategy since inception has been to acquire and maintain a stable of race horses adequate to compete in the middle to upper echelons of the Thoroughbred horse racing industry. Toward that end, as of the date of this filing, the Company owns interests in five Thoroughbreds. Management hopes to maintain approximately this amount of horses in the future, working capital permitting. All of the horses owned by the Company as of the date of this filing with the exception of the one two year old are either actively engaged in racing or preparing or training for their racing careers. As of the date of filing this Report, three of the horses are trained by Kelly Ackerman of Carmi, Illinois and one is trained by Michael Dickinson in Maryland. For a more complete description of the Company's Thoroughbreds, see "- Description of Thoroughbreds" below.

     Management continually evaluates its stable of Thoroughbreds to investigate opportunities to add other quality horses. Such determination is generally made prior to the Keeneland September sale of each year. Working capital permitting, management generally attends that sale on an annual basis to investigate and evaluate opportunities to add to its existing stable. Management does not anticipate acquiring additional horses during the current fiscal year due to limited working capital. During the year ended June 30, 1999, the Company acquired interests in two Thoroughbreds, a Colt, named Red Phantom, and a Filly named Hello America, and disposed of three Thoroughbreds owned by the Company.

     Important factors in predicting racing success of Thoroughbreds and utilized by the Company in selecting horses include pedigree and conformation. Pedigree refers to the breeding history of the horse determined by bloodlines from the Sire and Dam. Conformation is the physical attributes of the horse as determined by personal observation. Management considers both of these attributes in selecting all of its Thoroughbreds, and anticipates suitable investigation for any future prospects acquired by the Company. Management also retains the services of outside consultants and veterinarians to assist in evaluation of Bloodstock. Given the very large number of prospects placed into the market in any given year, management anticipates that it may be necessary to enlist the aid of Bloodstock agents in locating Thoroughbreds suitable to the Company's purpose in the future.

Description of Thoroughbreds

     As of the date of this filing, the Company has an interest in five Thoroughbreds, ranging from two two-year olds to a seven-year old Gelding. Two of the Thoroughbreds were acquired during 1996, a three-year old was acquired in September, 1997 and two Thoroughbreds were acquired in September, 1998. The following table summarizes certain information with regard to the Company's Thoroughbreds as of June 30, 1999

     Name of Horse     Characterization    Date Acquired      % of Ownership
     ---------------------------------------------------      --------------
     Da Hoss           7 year old Gelding  January 1, 1996          15%

     Burnt Timber      4 year old Colt     September 12, 1996       90%

     Afternoon Stroll  3 year old Colt     September 11, 1997       90%

     Red Phantom       2 year old Colt     September 15, 1998       50%

     Hello America     2 year old Filly    September 16, 1998       80%

Da Hoss

     Effective January 1, 1996, the Company acquired a 15% interest in Da Hoss, a multiple stakes winning six-year old Thoroughbred Gelding. Da Hoss is managed by Prestonwood Farms, owner of a majority interest. In 20 races since beginning his career as a two-year old, Da Hoss has won 12 times, placed second in 5 and placed third in 2. He is the winner of approximately $1,931,000 in his career. In his most recent outing at the Breeder's Cup Mile in November 1998, Da Hoss took the winner's share of the $1,000,000 purse for the second time. Da Hoss is also the winner of the $300,000 Del Mar Invitational on September 4, 1995, the $150,000 New Jersey Derby on May 27, 1995, the $100,000 Four Star Dave on July 29, 1996, the $75,000 added Best Turn Stakes on March 4, 1995, as well as other stakes races.

     Da Hoss was injured while preparing for his 1997 racing campaign. In May, 1997, management was notified by Michael Dickinson, trainer of Da Hoss, that he had suffered an injury to his tendon. In consultation with an equine veterinarian, it was determined to perform surgery in an effort to correct the injury. Consequently, later that month, Da Hoss underwent tendon splitting surgery. Following a period of recovery lasting approximately seven months, Da Hoss resumed training in anticipation of continuing his racing career in 1998. After the Breeder's Cup win Da Hoss returned to Michael Dickinson's Tapeta Farm in Maryland and continues to train as of the date of this filing. It is anticipated that his first race will be in October 1999, with the ultimate goal to race in the next Breeders Cup in November, 1999. However, there is no assurance he can successfully return to racing as a seven year old at that level.

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

Burnt Timber

     Burnt Timber, a bay Colt, was foaled on April 17, 1995 by Digamist out of Sophisticated Lynn. The Sire of Burnt Timber, Digamist, is a stakes winner in Ireland having won the Heinz `57 Phoenix Stakes (Grade I) and is a stakes placed winner in England at the Coventry Stakes (Grade III). The Dam, Sophisticated Lynn, is a stakes winner with five wins from the age of two to four and total purses of approximately $87,000.

     Burnt Timber is being trained by Kelly Ackerman in Carmi, Illinois. Burnt Timber has started sixteen races through August, 1999. His race record is three wins, two seconds and two thirds out of the sixteen starts.. His total earning are approximately $35,300.

Afternoon Stroll

     The Company acquired a 90% interest in this dark bay or brown Colt at the 1997 Keeneland September Yearling Sale for $18,000. This Colt was sired by Strolling Along, himself a stakes winner of six races in the total amount of $450,852. Strolling Along won the Futurity Stakes (Grade I), the Gulfstream Park Budweiser Breeder's Cup Handicap (Grade II) and the Lawrence Realization Stakes (Grade III). Foals sired by Strolling Along during 1996 were his only crop, as Strolling Along died during that year. The Dam of Afternoon Stroll, Sippewisset, was sired by Damascus and a winner of $9,150 at age 2. Sippewisset also foaled Money Run, the winner of three races ages two to six and stakes placed in the Stanford Stakes (Grade III). Afternoon Stroll is currently training in Carmi, Illinois
with Kelly Ackerman.   He has started six times and has won once and ran
third once. His current earnings to September 1999 are approximately
$8,500.

Red Phantom

The Company acquired a 50% interest in Red Phantom, a Colt, at the Keeneland September Sale in 1998 for $3,500. His Sire, Red Ransom, stands at stud in 1999 for $50,000 live Foal and his Yearlings last year averaged
over $74,000 in sales price.   Red Ransom has sired 26 stakeswinners. Red
Ransom's Sire is Roberto who won seven Stakes races and was a champion 2 year old Colt in Ireland. Roberto has sired 86 stakes winners and has many successful sons at stud. Red Phantom's Dam is Sunshine Linda, who is the Dam of eight other registered Foals, including Wild Linda, a Filly by Wild Again with earnings of $161,347. When Red Phantom begins training in November of 1999, Kelly Ackerman of Carmi, Illinois will be his trainer.

Hello America

     The Company also acquired 80% in Hello America, a Filly, at the 1998 Keeneland September Sale. She is out of Kerygma, a graded stakes placed Mare with earnings of approximately $548,216. The Quiet American Filly is sired by Quiet American, a grade one winner of $754,529 who has already sired many stakes winners including last years Kentucky Derby winner, Real Quiet. His stud fee is $35,000. Quiet American won the NYRA Mile at Aqueduct in 1990 in 1.32 4/5 which was North America's fastest mile on dirt. Sales prices for Yearling fillies averaged $72,821 last year. Hello America has raced two times through September 9, 1999 and has won one race for $7,564 earnings to date.

     The Company has an interest in two less horses at June 30, 1999 than it did at June 30, 1998. One of the horses, El Gato Grande, was claimed for $5,000 in May of 1999. The other horse, Ipanema Paradise, was injured and subsequently euthanized due to the injury in August of 1998.

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

     As mentioned previously, Da Hoss is currently boarded at Tapeta Farm, Maryland. The Company is currently charged a prorata share of $65 per day for training plus its share of necessary expenses, including veterinarian and Farrier costs. The remaining Thoroughbreds owned by the Company are actually training for upcoming races, and stabled with their trainer.

Training

     The Company retains the services of different individuals for training as the needs of its Thoroughbreds dictate. Hello America, Burnt Timber, Afternoon Stroll and Red Phantom are currently trained by Kelly Ackerman at Carmi, Illinois, located near Ellis Park Race Track. The Company is charged $20 per day per horse for this arrangement. Management continuously evaluates training arrangements in view of the needs and progress of various Thoroughbreds.

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

Thoroughbred Racing

     During the fiscal year ended June 30, 1999, each of the Company's Thoroughbreds which was physically qualified participated in racing on the Company's behalf. Such races occurred at various times and locations throughout the United States. Races are selected by trainers engaged by the Company in consultation with management. Evaluation of racing venues depends primarily on recommendations of trainers retained by the Company and the condition, training and breeding of Company racing prospects.

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

     At the end of a racing season, any Company horses may be marketed for sale, syndicated or retained for future competition. The Company's ultimate objective is to syndicate one or more of its racing prospects which have demonstrated success during its racing campaign. Syndication of a racing Colt allows the owners to participate in stud fees generated through breeding. Syndication of a Filly or Mare allows the owners to participate in breeding and foaling by the Broodmare. Considerations affecting disposition of the horse following its racing season will be past performance, perceived value and state of the thoroughbred industry. Any decision to sell or syndicate Company horses will be made to maximize value to the Company and its shareholders. Any Company Thoroughbreds which are not sold or otherwise disposed of following completion of the racing season will be boarded by the Company. Typical locations for off-seasoning boarding include Kentucky, South Carolina, Florida, Arizona, California and Illinois.

The Jockey Club

     The Jockey Club, 380 Madison Avenue, New York, New York, 10017, is the organization which registers bloodlines of Thoroughbred horses in the United States. In order to race a Thoroughbred at sanctioned Thoroughbred races, a Thoroughbred must be named and registered with The Jockey Club. All of the Company's Thoroughbreds are registered with the Jockey Club.

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

     The amount and extent of insurance to be acquired or retained by the Company will depend on management's evaluation of its economic benefit to the Company. As of September 1, 1999 the Company maintained the following mortality insurance on its Thoroughbreds: Burnt Timber, $9,500; Afternoon

Stroll, $18,000; and Hello America, $16,000. The amount of coverage on any particular horse is generally a function of its perceived value;
accordingly, the Company obtains appraisals from brokers or insurance experts in order to determine the appropriate level of insurance.

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

     The Company or its officers and directors will be required to be licensed in each jurisdiction within which the Company chooses to race its Thoroughbreds. Licenses are generally obtained only in those jurisdictions where the Company anticipates racing its prospects in the immediate future. All of the officers and directors, together with Dewey Williams, the owner of more than 5% of the Company's outstanding stock, are currently licensed in the states of Colorado, Illinois, Indiana, Iowa and Kentucky. Due to the fact that such individuals are currently licensed in these states, and have formerly been licensed in a number of other states, it is not anticipated that the Company will incur any obstacles to registration in the future. However, there is no assurance that necessary registrations can be completed.

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

     The Company will also face stiff competition for acquisition of trainers to prepare and manage its Bloodstock for racing as well as other owners and trainers for racing. Also in this respect, the Company will face competition from larger, well established companies and individuals with greater financial resources than the Company. While the Company's Thoroughbreds are currently trained by Michael Dickinson and Kelly Ackerman, there is no assurance they will continue in that capacity indefinitely and the Company may consider different or additional trainers in the future. (See "MANAGEMENT - Consultants")

Risk Factors

     Investors should also be aware of the following considerations in connection with the business and operation of the Company:

     Lack of Diversification.   The assets of the Company consist primarily
of an interest in five racehorses as of the date of this Report. The Company is therefore dependent on revenues from a limited number of prospects to generate cash from operations. Of the five horses in which the Company had an interest, Da Hoss is currently preparing to race in the Breeder's Cup scheduled for November, 1999, although there is no assurance he will participate. The Breeder's Cup is a prestigious stakes race with substantial purses available to owners and trainers. With that exception, the balance of the races in which the Company's horses may compete are relatively small. As a result, the Company is dependent on the results of a relatively small number of horses in less attractive races to generate cash for operations. Expansion of the Company's stable beyond its existing size is limited, due to the limited working capital. At June 30, 1999, the Company had negative working capital of $27,877, consisting of current assets of $10,478 and current liabilities of $38,355. Continuation of the Company as a going concern is therefore dependent on receipt of additional capital from outside sources, as well as improving results of its horses. (See "Item 6. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS")

     Competition from Legalized Gambling.   Horse racing as an industry
has experienced intense competition in recent years with the advent of other forms of legalized gambling. Limited stakes gambling adopted recently in many states, such as Colorado, Minnesota, Iowa, Mississippi and Louisiana, together with casino activities operated by Native Americans, has supplemented traditional gambling in states such as Nevada and New Jersey. This proliferation has contributed to make other forms of legalized gambling more accessible to U.S. residents. As a result, attendance at thoroughbred race tracks, especially in the lower echelons, has decreased substantially in recent years. Top stakes races, such as the Breeder's Cup, Kentucky Derby, Belmont and Preakness, continue to enjoy substantial public interest and economic success. However, many race tracks have closed in recent years as a result of the proliferation of other forms of gambling. Accordingly, owners and trainers of Thoroughbreds must find new ways to attract spectators to maintain an interest in the sport.

     Economic Sensibility.   It is management's opinion that horse
racing is subject to fluctuation based upon domestic and worldwide economic conditions. Due to the fact that horse racing is a hobby to many owners, management believes that the demand for Thoroughbreds is susceptible to adverse economic conditions in the United States and various locations abroad. This fact was documented in the decade of the 1980's, when, coupled with new tax legislation, adverse economic conditions caused many investors to experience a substantial decline in the demand for Thoroughbreds. Such decrease, in turn, resulted in lower prices being paid for horses, with a ripple effect throughout the thoroughbred industry. While management knows of no existing factors which would adversely effect economic conditions in the immediate future, such events are often cyclical and sometimes difficult to predict. Any material, adverse change in economic conditions may adversely affect the thoroughbred market, and sales prices for horses.

     Conflicts of Interest.   Neither officers or employees of the
Company nor trainers retained to train and race Thoroughbreds serve the Company on a full time basis. Accordingly, each is subject to a conflict of interest with regard to time, effort and corporate opportunity on the Company's behalf. Employees of the Company are engaged in a number of activities outside the Company, both within and outside the thoroughbred industry. While the officers are aware of the fiduciary duties owed to the Company, they will not serve on a full-time basis. Further, thoroughbred trainers typically train horses for a number of different owners, and may be responsible for many different horses. This situation results in competing demands for the time, effort and perceived opportunity of the trainer. Management continually monitors the progress of the trainers retained by the Company to ensure satisfactory service to the Company. However, until such time as the Company obtains additional working capital, it is not expected that it will retain either employees or trainers on a full time basis.

     Limited Market for the Company's Stock.   Although there presently
exists a public market for the Company's Common Stock, there is no assurance that such market can be sustained. Trading in the Company's Common Stock is extremely limited. The Company's Common Stock is characterized as "Penny Stocks" under rules and regulations of the Securities and Exchange Commission. Penny Stocks are equity securities with a price of less than $5.00 and which are not traded on a national securities exchange or quoted in the NASDAQ system. Penny stock rules require a securities broker- dealer, prior to effecting a transaction in a penny stock not otherwise exempt, to deliver a risk disclosure document and evaluate the suitability of the transaction for its customer. Disclosure requirements may have the effect of curtailing the level of trading activity in the secondary market for the Company's Common Stock. While the Company hopes to one day achieve listing in NASDAQ to overcome this limitation, it is unlikely such a listing will be obtained in the near future, based on the Company's existing financial condition.

     Limitation on Share Ownership.   Existing regulations governing
thoroughbred racing in various states may limit the ability of individuals and entities to acquire and retain Common Stock of the Company. Such provisions are designed to regulate ownership and control of corporations engaged in thoroughbred racing. Such statutes provide that ownership of a substantial portion of Common Stock, generally greater than 5 or 10% of the outstanding equity in a corporation, must be approved by the racing commission in those jurisdictions and submit to background checks regarding financial history and criminal record. In order to comply with these regulations, the Company's Articles of Incorporation, as amended, contain a provision requiring shareholders to sell their stock back to the Company in the event such individuals or entities fail or refuse to become licensed where such license may be required. The repurchase price for shares of Common Stock subject to this provision is based on the prevailing market price of the stock at the time of repurchase. The effect of such provisions may be to discourage acquisition of large blocks of the Company's Common Stock and depress the price of the Company's stock in the market.

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

Employees

     The Company currently has three employees, its President and Chief Executive Officer, Vice President and Vice President of Corporate Development. All of these individuals have devoted only a minor portion of their time to the Company during the year ended June 30, 1999. The Company has entered into employment contracts with the President and Vice President, providing for payment of compensation beginning in September, 1997. Such individuals may devote additional time to the Company as its business requires.

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



          FISCAL YEAR 1998                   High      Low
          ------------------------------------------------

          First Quarter
          (July 1 through Sept. 30)          $1.00     $0.875

          Second Quarter                      2.00      0.875
          (Oct. 1 through Dec. 31)

          Third Quarter                       2.00      2.00
          (Jan. 1 through March 31)

          Fourth Quarter                      1.56      1.56
          (April 1 through June 30)

          FISCAL YEAR 1999
          ----------------

          First Quarter                       1.5625    1.03125
          (July 1 through Sept. 30)

          Second Quarter                      1.75      1.03125
          (Oct. 1 through December 31)

          Third Quarter
          (Jan. 1 through March 31)           2.000     1.25

          Fourth Quarter                      1.375     1.25
          (Apr. 1 through June 30)


     The number of record holders of the Common Shares as of June 30, 1999 was approximately 100, including nominees of beneficial owners. The Company estimates that there are approximately 100 beneficial owners of its Common Shares.

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

Results of Operations

     Substantially all of the Company's revenues are obtained from purses offered by races in which its Thoroughbreds participate. As the Company matures, it may receive revenues from the sale or syndication of its Thoroughbreds during or following completion of their racing career. The Company received $9,500 from the sale or syndication of the Thoroughbreds during the year ended June 30, 1999. Expenses incurred by the Company include operating expenses associated with training and racing its Thoroughbreds, as well as administrative expenses.

     Year Ended June 30, 1999
     ------------------------

     For the year ended June 30, 1999, the Company realized a net loss of $100,789, or $.11 per share, on total revenues of $145,098. Substantially all of the revenues represent purses obtained by Thoroughbreds participating in races. Da Hoss accounted for slightly greater than fifty percent of the revenue for his win in the Breeders' Cup. Management expects the Company will continue to incur losses until such time, if ever, the Company obtains an interest in sufficient Thoroughbreds to generate revenues sufficient to cover its operating and overhead expenses. That, in turn, is dependent on the Company obtaining additional working capital.

     Primary expenses experienced by the Company during the year ended June 30, 1999 include boarding and training, depreciation, salaries, travel and entertainment. Boarding and training decreased $2,875 from the year ended June 30, 1998 to the year ended June 30, 1999, primarily due to the smaller number of Thoroughbreds in which the Company had an interest during fiscal 1999. Race expense increased from fiscal 1998 to 1999, from $5,380 for the year ended June 30, 1998 to $23,061 for the year ended June 30, 1999. This expense is directly related to the number of Thoroughbreds owned by the Company and the locations of the various races.

     During fiscal 1999 the officers accrued $48,000 worth of salary, of which $20,000 was accrued and remains payable by the Company and $28,000 was paid in cash. Travel and entertainment increased from fiscal 1998 to 1999, from $13,009 for fiscal 1998 to $21,403 for fiscal 1999. This increase results from more activity associated with efforts to investigate and acquire additional Thoroughbreds. Legal and accounting also increased significantly from 1998, primarily due to public reporting obligations and expenses associated with a proposed merger, which was terminated prior to completion.

     Year Ended June 30, 1998
     ------------------------

     For the year ended June 30, 1998, the Company realized a loss from operations of $142,259 on revenues of $16,154. Including other income or expense, the net loss was $141,278 or $(.19) per share. This compares to a net loss of $225,714, or $(.36) per share for the period from inception through June 30, 1997. Revenues for the year ended June 30, 1998 represents the Company's share of racing purses.

     Other significant expenses include boarding and training ($33,445), legal and accounting ($7,128) primarily related to the Company's status as a publicly traded company and the accompanying legal and audit fees, officers' salaries of $44,000 and travel and entertainment of approximately $13,009.

Liquidity and Capital Resources

June 30, 1999
-------------

     As of June 30, 1999, the Company's only commitment for working capital was expenses associated with boarding, training and racing of the Company's Thoroughbreds, together with general and administrative expenses. The Company does not anticipate acquiring additional horses in the current fiscal year due to limited operating capital. Boarding and training expenses are charged at a per diem rate ranging from $10 to $65, depending upon the trainer. Racing expenses are variable. General and administrative expenses include officers' salary, legal and accounting, office and insurance. Based on the Company's working capital at June 30, 1999, management anticipates the Company will need additional resources to complete the fiscal year ended June 30, 2000.

     At June 30, 1999, the Company had negative working capital of ($27,877), consisting of current assets of $10,478 and current liabilities of $38,355. Assuming the Company's expenses for fiscal 2000 are similar to those experienced during fiscal 1999, such working capital will be insufficient to fund operations for the coming year. Management is of the opinion that the Company is dependent upon obtaining additional capital and achieving profitable operations to continue as a going concern. Management will fund its working capital requirements through additional private placement funding or through the sale of Company horses.

     Historically, the Company has relied on the proceeds of sale of equity securities, together with operating revenues, to provide working capital to fund operations. The Company's operation continued to use, rather than provide, cash. During the year ended June 30, 1999, the Company's operations used $53,569. This compares to funds used during fiscal 1998 of $62,717. Management anticipates the Company's operations will continue to use, rather than provide funds until such time the Company obtains an interest in additional Thoroughbreds.

     In addition to a loss from operations of $98,555, the Company's cash flows during fiscal 1999 were utilized to acquire additional Thoroughbreds. During the year ended June 30, 1999, the Company purchased two Yearlings for $21,600. Partially offsetting that purchase were the sale of two Thoroughbreds for cash. The Company sold a four-year-old Gelding in May, 1999. The Company also sold a Gelding in November, 1998. The Company's share of the proceeds of those sales was $9,500.

June 30, 1998
-------------

     At June 30, 1998, the Company had working capital of $58,361, consisting of current assets of $70,249 and current liabilities of $11,888. The Company continues to require cash from outside sources to continue operations, as the Company's operations use, rather than provide, cash.
For the year ended June 30, 1998, the Company's operations utilized $61,461 of cash. The Company financed all of its operations through June 30, 1998 from the Company's share of purses won by one or more of its Thoroughbreds during the year. During the year ended June 30, 1998, the Company obtained net cash flow from financing of $121,941. The Company offered up to 500,000 Common Shares on a best efforts basis for a period of 120 days, culminating in the sale of 127,850 shares. During the year ended June 30, 1997, the Company received $58,500 of its operating funds from the sale of common stock.

     A portion of the funds utilized by the Company during fiscal 1998 included loans made by principal shareholders. The Company borrowed up to $46,000 during fiscal 1998 to defer ongoing expenses pending receipt of proceeds from the public offering completed in June. Those notes were paid in full from the proceeds of the public offering and by issuance of common stock to the lenders.

     During the year ended June 30, 1998, the Company spent an aggregate of $16,200 on the acquisition of horses. Additional expenses, including boarding and training, sales commissions to Bloodstock agents and general and administrative expenses totaled $158,413 for the year ended June 30, 1998.

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

                            PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     The following table sets forth the names and ages of the members of the Company's Board of Directors and its executive officers:


     Name                   Age       Position
     ----                   ---       --------
     Raymond E. McElhaney   43        President, Chief Executive
                                      Officer, Chief Financial Officer and
                                      Chairman of the Board of Directors

     Bill M. Conrad         43        Vice-President, Secretary, Treasurer
                                      and Director

     Ronald R. McGinnis     65        Vice President - Corporate Development
                                      and Director

     Clifford C. Thygesen   64        Director

     Wayne Bamford          62        Director

---------------------------------

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

     RAYMOND E. McELHANEY. Mr. McElhaney has served as President, Chief Executive and Financial Officer and director of the Company since inception. Mr. McElhaney is also President and a director of MCM Capital Management, Inc., a private Colorado corporation engaged in financial public relations, where he devotes a minor portion of his time. Mr. McElhaney has occupied that position since 1984. MCM Capital Management was also the managing partner of Wallstreet Racing Stables II (hereinafter referred to as "WS II") and Wallstreet Racing Stables III (hereinafter referred to as "WS III"), both general partnerships engaged in the acquisition, training and racing of Thoroughbreds horses. (See "-Previous Experience with Thoroughbreds Syndications."). From June 1997 to the present, Mr. McElhaney has served as a Director for Full Tilt Sports, Inc., a publicly traded consumer apparel company with securities traded on the NASD over-the-counter bulletin board.

     BILL M. CONRAD. Mr. Conrad has served as Vice-President, Secretary, Treasurer and a Director of the Company also since inception. From June 1997 to the present, he has served as a Director for Full Tilt Sports, Inc. He is also currently Vice President and a director of MCM Capital
Management, Inc.

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

     CLIFFORD C. THYGESEN. Mr. Thygesen has been a director of the Company since August 9, 1995. Since 1988, Mr. Thygesen has been principally engaged as a private investor. Prior to that, he was in managerial and executive positions with a recreation supply company based in Boulder, Colorado. He is also currently President and a director of American Educational Products, Inc., a publicly traded company involved in the manufacture and distribution of educational products. The securities of American Educational Products, Inc. are quoted on NASDAQ.

     WAYNE BAMFORD. Mr. Bamford has been a director of the Company since August 9, 1995. He has been a self employed businessman for approximately ten years, managing numerous investments and business interests during that time. Prior to that, Mr. Bamford was the operator of a ranch located southeast of Denver, where he boarded, bred and raised thoroughbred race horses on behalf of himself and independent third parties. Prior to that time, Mr. Bamford assisted his father in the operation of a ranch near Sterling, Colorado where he was also involved in the ownership, breeding, raising and training of thoroughbred racehorses. Mr. Bamford has been associated with thoroughbred race horses in various capacities for over forty years.

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

                      SUMMARY COMPENSATION
                      --------------------

                                                                    Long Term Compensation
                                                                    ----------------------
                                                                         Securities
                                                    Annual Compensation  Underlying
                                                    -------------------   Stock
Name                          Period                    Salary            Options
----                          ------                    ------            -------
Raymond E. McElhaney,         Year ended June 30, 1997  $ 12,000          -0-
   President, Chief Executive
   Officer, Chief Financial   Year ended June 30, 1998  $ 22,000(1)       -0-
   Officer and Chairman of
   the Board of Directors.    Year ended June 30, 1999  $ 24,000(2)       -0-

-----------------------

    (1) Mr. McElhaney donated $2,000 worth of services and received the remaining compensation in Common Stock valued at $1.00 per share.

    (2) Of this amount, $14,000 was paid in cash and 10,000 was accrued.


     Effective September 1, 1997, Messrs. McElhaney and Conrad entered into Executive Employment Agreements (the "Employment Agreements") with the Company. The Employment Agreements were effective for a period of eighteen months and were automatically renewable unless written notice of termination is given by the Company not less than 90 days prior to expiration of the eighteen month term. The Agreements may also be terminated by the Company for cause, and by the employee on not less than 90 days advance written notice. Messrs. McElhaney and Conrad's Executive Employment Agreements were automatically renewed for a period of one year beginning March 1, 1999.

     The Employment Agreements provide for payment of monthly compensation in the amount of $2,000. Both individuals are entitled, pursuant to the terms of the Employment Agreements, to participate in group health, disability, life, bonus, profit sharing and stock option plans maintained for other employees and directors of the Company.

     The Company does not pay compensation to its members of the Board of Directors. A director may receive compensation as an officer or employee for those duties exclusively.

Stock Option Plan

     The Company has adopted a Non-Qualified Stock Option and Stock Grant Plan ("Plan") for the benefit of key personnel and others providing significant services to the Company. An aggregate of 1,000,000 shares of Common Stock have been reserved for issuance under the Plan. As of June 30, 1999, no options have been granted pursuant to the Plan.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of the date of the end of the fiscal year, June 30, 1999, there were a total of 902,450 shares of Common Stock of the Company outstanding. The following tabulates holdings of Common Shares of the Company by each person who holds of record or is known by management of the Company to own beneficially more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The table does not reflect up to 1,000,000 shares of Common Stock issuable under the Company's Incentive Stock Option Plan. The shareholders listed below have sole voting and investment power, except as otherwise noted.

                                      Number              Percent
Name and Address                      of Shares     of Voting Securities
----------------                      ---------     --------------------

Raymond E. McElhaney(1,2)
5525 Erindale Drive, Suite 201
Colorado Springs, CO 80918            207,834              23.22%

Bill Conrad(1,2)
5525 Erindale Drive, Suite 201
Colorado Springs, CO 80918            186,934              21.00%

Ronald R. McGinnis(1,3)
5525 Erindale Drive, Suite 201
Colorado Springs, CO 80918             71,333               7.97%

Clifford C. Thygesen(1)
4893 Idylwild Trail
Boulder, CO 80301                      61,333               6.85%

Wayne Bamford(1)
5948 East King Court
Parker, CO 80134                       46,333               5.18%

Dewey L. Williams
4611 Langland Road, #104
Dallas, Texas 75244                    77,333               8.64%

All Officers and Directors
as a Group (5 persons)                583,767              65.23%
-----------------------------
    (1)  Officer or director.

    (2) Includes 1,500 shares held by MCM Capital Management of which Messrs McElhaney and Conrad are officers, directors and principal shareholders.

    (3) Includes 25,000 Common Shares held by the McGinnis Family Limited Partnership of which Mr. McGinnis is the general partner.
-----------------------------

     The Company knows of no arrangement, including the pledge by any person of securities of the Company, which may at a subsequent date result in a change of control of the Company. Finally, certain of the officers and directors could become eligible for stock option grants under the Company stock option plan in the future.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company currently shares office facilities, consisting of office space with conference facilities, with MCM Capital Management, Inc. pursuant to an oral agreement effective September 1, 1995. The agreement provides the Company with office space, conference facilities and other support for a monthly payment of $500. The agreement is effective on a month to month basis. Messrs. McElhaney and Conrad are officers, directors and principal shareholders of the Company and are also officers, directors and principal shareholders of MCM.

     Beginning in September, 1997, certain officers or directors of the Company have advanced funds to finance acquisition of Company Thoroughbreds and for operating expenses. Messrs. McElhaney, Conrad and Thygesen loaned in the aggregate $46,232.75 to the Company from September, 1997 to June, 1998, bearing interest at 9%. Of that amount, Mr. McElhaney advanced $32,132.75, Mr. Conrad $9,100 and Mr. Thygesen $5,000. The Company issued an aggregate of 29,100 Common Shares as a conversion of this debt due in
June, 1998.   The shares were valued at $1.00 per share and 9,100 Common
Shares were issued to Mr. Conrad, 15,000 Common Shares were issued to Mr. McElhaney and 5,000 Common Shares were issued to Mr. Thygesen. The remaining portion of Mr. McElhaney's note was paid in cash. The Board of Directors is of the opinion that the shares were acquired under terms and conditions no more favorable than those offered to any other shareholder.

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

     Thoroughbred shall mean a distinctive breed of horse used primarily for racing; generally, a Thoroughbred must be registered with The Jockey Club in the United States, or a similar institution in other countries, to participate in sanctioned races; and, in the context of this filing, any of one or more Thoroughbred horses which may be acquired, owned and sold by the Company.

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

     Exhibit No.
     -----------

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

     27       Financial Data Schedule

     99       Not applicable.

     (b) Reports on Form 8-K

              Not applicable.

     (c) Financial Statements and Schedules.

          The Financial Statements filed herein are described in the Index to Financial Statements following Part IV of this Report.

                             SIGNATURE
                             ---------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Colorado Springs, Colorado on the 1st day of October, 1999.

                              WALLSTREET RACING STABLES, INC.


                              By:  /s/ Raymond E. McElhaney
                                 ----------------------------------------
                                   Raymond E. McElhaney, President, Chief
                                   Executive Officer, Chief Financial
                                   Officer and Chairman of the Board

     Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                         Title                            Date
----------                         -----                            ----


/s/ Raymond E. McElhaney      President, Chief Executive Officer,   10/01/99
---------------------------   Chief Financial Officer and Chairman  --------
Raymond E. McElhaney          of the Board of Directors


/s/ Bill M. Conrad            Vice President, Secretary, Treasurer  10/01/99
---------------------------   and Director                          --------
Bill M. Conrad


/s/ Ronald R. McGinnis        Vice President - Corporate            10/01/99
---------------------------   Development and Director              --------
Ronald R. McGinnis


/s/ Clifford C. Thygesen      Director                              10/01/99
---------------------------                                         --------
Clifford C. Thygesen


/s/ Wayne Bamford             Director                              10/01/99
---------------------------                                         --------
Wayne Bamford

                     WALLSTREET RACING STABLES, INC.
                      INDEX TO FINANCIAL STATEMENTS


                                                                  Page
                                                                  ----

Independent Auditors Report....................................   F-1

Balance Sheet at June 30, 1999.................................   F-2

Statement of Operations for the Fiscal Year Ended June 30, 1998
and the Fiscal Year Ended June 30, 1999........................   F-3

Cash Flow Statement for the Fiscal Year Ended June 30, 1998
and the Fiscal Year Ended June 30, 1999........................   F-4

Statement of Shareholders Equity...............................   F-5

Notes to Financial Statements..................................   F-6

                WALLSTREET RACING STABLES, INC.

                      FINANCIAL STATEMENTS

               With Independent Auditors' Report

        For the Fiscal Year Ended June 30, 1999 and 1998

                  Independent Auditors' Report
                  ----------------------------


We have audited the accompanying balance sheet of Wallstreet Racing Stables, Inc., as of June 30, 1999, and the related statements of income, shareholders' equity and cash flows for the fiscal years ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallstreet Racing Stables, Inc. at June 30, 1999 and the results of its operations and its cash flows for the fiscal years ended June 30, 1999 and 1998 in conformity with generally accepted accounting principles.



Kish, Leake & Associates, P.C.
Certified Public Accountants
Englewood, Colorado
August 30, 1999

Wallstreet Racing Stables, Inc.
Balance Sheet
June 30, 1999
-------------------------------------------------------------------


ASSETS
------

Current Assets:

Cash                                                         $3,267
Accounts Receivable                                           6,784
Prepaid Expenses                                                427
                                                                ---

Total Current Assets                                         10,478
                                                             ------

Property And Equipment

Racehorses                                                   41,950
                                                             ------

Total                                                        41,950
Accumulated Depreciation                                    (14,123)
                                                             ------

Net Property And Equipment                                   27,827
                                                             ------


TOTAL ASSETS                                                $38,305
                                                            =======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:

Accounts Payable - Trade                                     18,355
Accrued Salaries                                             20,000

Total Current Liabilities                                    38,355
                                                             ------

Long-Term Liabilities                                             0
                                                                  -

TOTAL LIABILITIES                                            38,355
                                                             ------

SHAREHOLDERS' EQUITY

Preferred Stock  - $.01 Par Value, 5,000,000 Shares
 Authorized;  -0- Shares Issued And Outstanding                   0

Common Stock  - $.001 Par Value, 15,000,000 Shares
 Authorized;  902,450 Shares Issued and Outstanding             902

Capital Paid In Excess Of Par Value                         466,829

Retained (Deficit)                                         (467,781)
                                                            -------

TOTAL SHAREHOLDERS' EQUITY                                      (50)
                                                                 --

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $38,305
                                                            =======


  The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Statements Of Operations
-------------------------------------------------------------------



                                                For The    For The
                                              Year Ended Year Ended
                                                 June       June
                                               30, 1999   30, 1998
                                               --------   --------
Revenue

Purses                                          $125,098    $15,289
Miscellaneous Income                              20,000        865
                                                  ------        ---

Total Revenue                                    145,098     16,154
                                                 -------     ------

Operating Expenses:

Advertising                                            0         60
Auction Sales Expenses                                 0      2,722
Boarding And Training                             30,570     33,445
Commissions                                            0      1,800
Consulting                                        10,000          0
Depreciation                                      13,229     12,400
Filing And Recording Fees                          6,494      1,076
Horseshoeing Expense                               1,648      1,334
Horse Transportation                               2,019      1,779
Impairment of Asset                                2,777          0
Insurance                                          1,667      5,625
Jockey Fees                                       12,365      1,786
Legal And Accounting                              29,547      7,128
Office                                            14,268      9,618
Payroll Taxes                                      2,708          0
Race Expenses                                     23,061      5,380
Rent                                               6,000      6,000
Salaries                                          48,000     44,000
Telephone                                          3,439      2,573
Travel And Entertainment                          21,403     13,009
Vet Expenses                                      14,458      8,678
                                                  ------      -----

Total Operating Expenses                         243,653    158,413
                                                 -------    -------

(Loss) From Operations                           (98,555)  (142,259)
                                                  ------    -------

Other Income (Expense):

Interest Income                                      938        182
Interest (Expense)                                   (27)    (3,098)
Loss On Sale Of Horse                             (3,145)     3,897
                                                   -----      -----

Total Other Income (Expense)                      (2,234)       981
                                                   -----        ---

(Loss) Before Taxes                             (100,789)  (141,278)
                                                 -------    -------

Income Tax Expense                                    0          0

Net (Loss)                                     ($100,789) ($141,278)
                                                ========   ========

Weighted Average Common Shares Outstanding       899,325    750,604

Basic (Loss) Per Share                             (0.11)     (0.19)
                                                    ====       ====


  The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Cash Flow Statements
---------------------------------------------------------------------



                                                  For The    For The
                                                Year Ended Year Ended
                                                   June       June
                                                 30, 1999   30, 1998
                                                 --------   --------

Net (Loss)                                       ($100,789) ($141,278)

Items Not Affecting Cash Flow:

Depreciation                                        13,229     12,400
Conversion of Salary to Stock                            0     40,000
Contributed Services                                     0      4,000
Loss on Sale of Horse                                3,367          0
Gain on Sale of Horse                                 (222)    (5,153)
Impairment of Asset                                  2,777          0
Issuance of Stock for Services                       7,500          0
Conversion of Debt to Stock                              0     29,100

(Increase) Decrease In Receivable                   (6,119)      (521)
(Increase) Decrease In Prepaid Expenses                121      4,420
(Increase) Decrease In Deposits                        100       (100)
Increase (Decrease) In Accounts Payable              6,467     (5,585)
Increase (Decrease) In Accrued Salaries             20,000          0
                                                    ------          -

Net Cash Flows Provided From (Used By) Operations  (53,569)   (62,717)
                                                    ------     ------

Cash Flows From Investing Activities:

Sale of Horses                                       9,500     13,825
Purchase Of Horses                                 (21,600)   (16,200)
                                                    ------     ------

Net Cash Flows Provided From (Used By) Investing   (12,100)    (2,375)
                                                    ------      -----
Cash Flows Provided From Financing Activities:

Advances Received From Related Party                     0     17,133
Repayment Of Advances From Related Party                 0    (17,133)
Sale Of Common Stock                                     0    127,850
Deferred Offering Costs                                  0     (6,909)
Warrants Exercised                                       0      1,000
                                                         -      -----

Net Cash Flows Provided From (Used By) Financing         0    121,941
                                                         -    -------

Net Increase (Decrease) In Cash                    (65,669)    56,849
Cash At Beginning Of Period                         68,936     12,087
                                                    ------     ------

Cash At End Of Period                               $3,267    $68,936
                                                    ======    =======




Summary Of Non-Cash Investing And Financing Activities:

Stock Issued For Salaries                                0     40,000
Contributed Services                                     0      4,000
Stock Issued For Debt                                    0     29,100
Stock Issued For Services                            7,500          0


  The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Statement Of Shareholders Equity
-------------------------------------------------------------------------------------------------------------------
                                               Number Of  Number Of            Capital Paid
                                                Common    Preferred   Common   In Excess Of  Accumulated
                                                Shares     Shares      Stock    Par Value     (Deficit)     Total
                                                ------     ------      -----    ---------      -------      -----
Balance At June 30, 1996                         638,500          0       $639     $182,052    ($172,644)   $10,047

 November 1996 Private Offering
    For Cash @ $1 Per Share                       58,500                    58       58,442                  58,500

Contributed Services                                                                 24,000                  24,000

Net (Loss) June 30, 1997                                                                         (53,070)   (53,070)

Balance At June 30, 1997                         697,000          0        697      264,494     (225,714)    39,477

Contributed Services                                                                  4,000                   4,000

Exercise of Warrants                               1,000                     1          999                   1,000

June 1998 Offering for Cash
   @ $1 Per Share                                127,850                   128      127,722                 127,850

Deferred Offering Costs                                                              (6,910)                 (6,910)

June 1998 Issue of Stock for Salary
   @ $1 Per Share                                 40,000                    40       39,960                  40,000

June 1998 Issue of Stock for Promissory
   Notes @ $1 Per Share                           29,100                    29       29,071                  29,100

Net (Loss) June 30, 1998                                                                      (141,278)    (141,278)

Balance at June 30, 1998                         894,950          0        895      459,336   (366,992)      93,239

November 1998 Issue Stock for Services
   @ $1 Per Share                                  7,500                     7        7,493                   7,500

Net (Loss) June 30, 1999                                                                     (100,789)     (100,789)

Balance at June 30, 1999                         902,450          0       $902     $466,829  ($467,781)        ($50)
                                                 =======          =       ====     ========   ========          ===


  The Accompanying Notes Are An Integral Part Of These Financial Statements

Wallstreet Racing Stables, Inc.
Notes to Financial Statements
For the Year Ended June 30, 1999 and 1998
-----------------------------------------


Note 1 - Organization and Summary of Significant Accounting Policies
--------------------------------------------------------------------


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

Cash paid for interest during the year ended June 30, 1999 and 1998 was $27 and $3,098, respectively. Cash paid for income taxes for the year ended June 30, 1999 and 1998 was $ -0-.

Accounts Receivable - Allowance for Doubtful Accounts

Bad debts are provided on the allowance method based on historical experience and management's evaluation of outstanding accounts receivable at the end of each year. The allowance at June 30, 1999 was $ -0-.

Wallstreet Racing Stables, Inc.
Notes to Financial Statements
For the Year Ended June 30, 1999 and 1998
-----------------------------------------


Net Income (Loss) Per Share of Common Stock

The net income (loss) per common share is computed by dividing the net income (loss) for the year by the weighted average number of common shares outstanding at June 30, 1999 and 1998.

Revenue Recognition

Revenue is recognized when a purse from a race is earned.


Note 2 - Equity
---------------

In March 1998 1,000 shares of common stock were issued for exercised warrants at $1.00 per share, or $1,000. An offering which closed in June 1998 sold 127,850 shares of common stock for cash at $1.00 per share, or $127,850 less $6,910 in deferred offering costs. In June 1998 common stock was issued to officer/directors at $1.00 per share, or $40,000, and for promissory notes for $1.00 per share or $29,100. In November 1998 common stock was issued for legal services at $1.00 per share, or $7,500.

The Company has adopted a Non-Qualified Stock Option and Stock Grant Plan for the benefit of key personnel and others providing significant services to the Company. An aggregate of 1,000,000 shares of common stock have been reserved for issuance under this plan. As of June 30, 1999, no options have been granted pursuant to this plan.


Note 3 - Income Taxes
---------------------

The Company follows Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" (SFAS #109), which requires, among other things, an asset and liability approach to calculating deferred income taxes. The components of the net deferred tax asset recognized in the accompanying balance sheet are as follows:

          Deferred tax asset                $80,858
          Valuation allowance               (80,858)
                                            --------

                                            $  -0-
                                            ========

Wall Street Racing Stables, Inc.
Notes to Financial Statements
For the Year Ended June 30, 1999 and 1998
-----------------------------------------


Note 3 - Income Taxes - continued
---------------------------------

The net change in the valuation allowance for the year ended June 30, 1999 is $20,341.

The types of temporary differences between the tax basis of assets and their financial reporting amounts that give rise to a significant portion of the deferred tax asset are as follows:

                                        Temporary          Tax
                                        Difference         Effect
                                        ----------         ------
Deferred Assets:
     Net operating loss carry forward   $ 409,423         $81,855
                                        =========         =======
Deferred Liabilities:
     Depreciation timing differences    $   5,135         $ 1,027
                                        =========         =======

The Company's NOL carryforward of approximately $409,423 at June 30, 1999, which management expects will be fully utilized, will expire in various amounts between 2010 and 2013.


Note 4 - Related Party Events
-----------------------------

The Company leases office space and secretarial services from a company owned by certain officers of the Company for $500 per month, on a month to month basis. The facilities are located at 5525 Erindale Drive, Suite 201, Colorado Springs, Colorado 80918.

Certain officers of the Company loan money to the Company at various times during the year when cash is needed.


Note 5 - Deferred Offering Costs
--------------------------------

In connection with the offering of its common shares, the Company incurred offering costs consisting of legal, printing, and audit fees totaling $6,910. The costs are reflected on the balance sheet as deferred offering costs until such time as the offering is completed or terminated. Should the offering be unsuccessful, deferred offering costs are charged to expense. Therefore, the offering expense for the successful June 1998 offering reduced the offering proceeds.