Form 10QSB
period 1999-09-30
WALLSTREET RACING STABLES INC
filed 1999-11-12
CIK 1040751

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1999
                                           ------------------

                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



                    Commission file number    0-23823
                                          ---------------

                      WALLSTREET RACING STABLES, INC.
                      -------------------------------
          (Exact name of registrant as specified in its charter)

     Colorado                                             84-1313024
------------------                                     ----------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, Colorado     80918
----------------------------------------------------------  -----------
(Address of principal executive offices)                    (Zip Code)

                            (719) 260-8509
                            --------------
          (Registrant's telephone number, including area code)

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

          Class of Stock                        Amount Outstanding
       --------------------               ------------------------------
          $.001 par value                   902,450 shares outstanding
            Common Stock                       at November 5, 1999

                      WALLSTREET RACING STABLES, INC.


                                 Index

                                                              Page
                                                              ----

Part I - FINANCIAL INFORMATION

         Item 1.   Financial Statements                       1-4

         Item 2.   Management's Discussion and Analysis Or
                   Plan of Operation                          5-6

Part II - OTHER INFORMATION                                   7

SIGNATURES                                                    8

Wallstreet Racing Stables, Inc.
Balance Sheets
------------------------------------------------------------------
                                               Unaudited   Audited
                                               September    June
                                               30, 1999   30, 1999
                                               --------   --------
ASSETS
------

Current Assets:

Cash                                              $3,134     $3,267
Accounts Receivable                                  446      6,784
Prepaid Expenses                                     813        427
                                                     ---        ---

Total Current Assets                               4,393     10,478
                                                   -----     ------

Property And Equipment

Racehorses                                        41,950     41,950
                                                  ------     ------

Total                                             41,950     41,950
Accumulated Depreciation                         (16,176)   (14,123)
                                                  ------     ------

Net Property And Equipment                        25,774     27,827
                                                  ------     ------


TOTAL ASSETS                                     $30,167    $38,305
                                                 =======    =======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:

Accounts Payable - Trade                          30,267     18,355
Accrued Salaries                                  32,000     20,000
                                                  ------     ------

Total Current Liabilities                         62,267     38,355
                                                  ------     ------

Long-Term Liabilities                                  0          0
                                                       -          -

TOTAL LIABILITIES                                 62,267     38,355
                                                  ------     ------

SHAREHOLDERS' EQUITY

Preferred Stock  - $.01 Par Value, 5,000,000
 Shares Authorized;  -0- Shares Issued And
 Outstanding                                           0          0
                                                       -          -

Common Stock  - $.001 Par Value, 15,000,000
 Shares Authorized; 894,950 Shares Issued and
 Outstanding - June (audited).  902,450 Shares
 Issued and Outstanding - September (unaudited)      902        902

Capital Paid In Excess Of Par Value              466,829    466,829

Retained (Deficit)                              (499,831)  (467,781)
                                                 -------    -------

TOTAL SHAREHOLDERS' EQUITY                       (32,100)       (50)
                                                  ------         --

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $30,167    $38,305
                                                 =======    =======


  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Statements Of Operations
------------------------------------------------------------------------
                                              Unaudited      Unaudited
                                               For The        For The
                                             Three Month    Three Month
                                           Interim Period Interim Period
                                                Ended          Ended
                                              September      September
                                              30, 1999       30, 1998
                                              --------       --------

Revenue

Purses                                            $14,280         $7,690

Total Revenue                                      14,280          7,690
                                                   ------          -----

Operating Expenses:

Boarding And Training                               6,411          6,641
Depreciation                                        2,053          3,283
Filing and Recording Fees                              92          1,323
Horseshoeing expense                                  292            466
Horse Transportation                                  441          1,117
Impairment of Asset                                     0          2,777
Insurance                                             486            244
Jockey Fees                                         1,313            901
Legal And Accounting                                4,139         12,463
Listing Fees                                          975          3,975
Office                                              2,339          2,381
Payroll Taxes                                           0            207
Race Expenses                                       1,592          1,686
Rent                                                1,500          1,500
Salaries                                           12,000         12,000
Telephone                                             749            728
Travel And Entertainment                            9,145          3,632
Vet Expenses                                        2,810          3,327
                                                    -----          -----

Total Operating Expenses                           46,337         58,651
                                                   ------         ------

Income (Loss) From Operations                     (32,057)       (50,961)
                                                   ------         ------

Other Income (Expense):

Interest Income                                        16        591
Interest (Expense)                                     (9)        (7)

Total Other Income (Expense)                            7        584
                                                        -        ---

Income (Loss) Before Taxes                        (32,050)   (50,377)
                                                   ------     ------

Income Tax  Expense                                     0          0

Net Income (Loss)                                ($32,050)  ($50,377)
                                                  -------    -------

Weighted Average Common Shares Outstanding        902,450    894,950

(Loss) Per Share                                    (0.04)     (0.06)
                                                     ====       ====


  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables Inc.
Cash Flow Statements
------------------------------------------------------------------------
                                              Unaudited      Unaudited
                                               For The        For The
                                             Three Month    Three Month
                                           Interim Period Interim Period
                                                Ended          Ended
                                              September      September
                                              30, 1999       30, 1998
                                              --------       --------

Net (Loss) Profit                                ($32,050)      ($50,377)

Items Not Affecting Cash Flow:

Depreciation                                        2,053          3,283
Impairment of Asset                                     0          2,777

(Increase) Decrease In Receivable                   6,338         (7,224)
(Increase) Decrease In Prepaid Expenses              (386)        (1,448)
(Increase) Decrease In Deposits                         0            100
(Decrease) Increase In Accounts Payable            11,912         37,555
(Decrease) Increase In Accrued Salaries            12,000         10,000
(Decrease) Increase In Payroll Taxes Payable            0            140
                                                        -            ---

Net Cash Flows Provided From (Used By) Operations    (133)        (5,194)
                                                      ---          -----

Cash Flows From Investing Activities:

Purchase Of Horses                                      0        (21,600)
                                                        -         ------

Net Cash Flows Provided From (Used By) Investing        0        (21,600)
                                                        -         ------

Cash Flows Provided From Financing Activities           0              0

Net Cash Flows Provided From (Used By) Financing        0              0
                                                        -              -

Net Increase (Decrease) In Cash                      (133)       (26,794)
Cash At Beginning Of Period                         3,267         68,936
                                                    -----         ------

Cash At End Of Period                              $3,134        $42,142
                                                   ======        =======

  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Notes to the Unaudited Financial Statements
For The Three Month Period Ended September 30, 1999
---------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------
The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consists only of normal reoccurring accruals. The results of operations for the three month interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2000.

Note 2 - Financial Statements
-----------------------------

Management has elected to omit substantially all footnotes relating to the condensed financial statements of the Company included in the Report. For a complete set of footnotes, reference is made to the Company's Annual Report on Form 10-KSB for the year ended June 30, 1999 as filed with the Securities and Exchange Commission and the audited financial statements included therein.


Note 3 - Basis Of Presentation
------------------------------

In the course of its activities, the Company has sustained continuing losses and expects such losses to continue in the foreseeable future. The Company's ability to continue as a going concern is dependent upon funding from outside sources which may take the form of acquisitions, mergers, joint ventures, acquisitions of additional assets or other business opportunities.

                  WALLSTREET RACING STABLES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     This Report (including the documents incorporated herein by reference) contains "forward- looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's need for working capital, future revenues and results of operations and are identified by words such as "anticipates,' "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, those discussed below. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements.

Liquidity and Capital Resources

     The financial condition of Wallstreet Racing Stables, Inc. (the "Company") deteriorated from fiscal year end June 30, 1999 to September 30, 1999. Current assets decreased during that time while current liabilities increased. As a result, working capital decreased to a negative $57,874 at September 30, 1999, a decrease of $29,997 from fiscal year end. The Company reported a negative net worth of $32,100 at September 30, 1999. As a result of these developments, management is of the opinion that the Company is dependent upon receipt of financing from outside sources to continue as a going concern.

     The Company has endeavored for years to acquire a stable of racehorses, revenues from which would be sufficient to achieve profitability. However, the Company has been unable to attract the kind of capital necessary to obtain this stable and to compete in the thoroughbred horse racing industry. As a result, management has recently undertaken efforts to explore additional opportunities, both within and outside of the thoroughbred industry, in an effort to return value to the shareholders. Additional opportunities may take the form of acquisitions, mergers, joint ventures, acquisition of additional assets or other business opportunities. However, as of the date of this Report, no specific opportunities are being assessed.

     The decrease in working capital results primarily from an increase in current liabilities. Accounts payable and accrued salaries each increased in connection with expenses incurred by the Company in the ordinary course of business. The Company currently has insufficient current assets with which to satisfy those liabilities and its operations use, rather than provide cash. Accordingly, the Company is dependent on the receipt of funding from outside sources to satisfy the liabilities. Historically, certain officers and directors of the Company have advanced funds to alleviate short-term working capital needs. However, there is no assurance such individuals will continue to do so. Absent the availability of such funding, the Company would be forced to rely on other private debt or equity financing, of which there is also no assurance. In the event the Company was unable to obtain capital to satisfy outstanding and future obligations, the Company may be forced to liquidate its assets to meet those obligations.

     Ongoing working capital requirements include expenses associated with care, maintenance and training of Company thoroughbreds and general and administrative expenses, including salaries, travel, entertainment, legal and accounting fees. Expenses associated with the thoroughbreds is generally proportional to the number of horses in which the Company owns an interest. As the Company disposed of one thoroughbred in the second fiscal quarter, and anticipates disposition of another, it is anticipated that direct expenses will decrease in the coming months. However, general and administrative expenses are generally fixed, and will remain relatively constant for the future. Accordingly, the Company anticipates a continuing need for funding until such time as some type of reorganization can be effected.

Results of Operations

     During the three months ended September 30, 1999, the Company realized a net loss of $32,050, or $.04 per share, on revenues of $14,280. This compares to a net loss of $50,377 on revenues of $7,690 for the three month period ended September 30, 1998.

     Revenues from racing purses doubled in the most recent fiscal quarter, from $7,690 for the three month period ended September 30, 1998 to $14,280 for the comparable period ended September 30, 1999. Expenses decreased during that same period, from a total of $58,651 for the three month period ended September 30, 1998 to $46,337 for the three months ended September 30, 1999. As a result, the Company's net loss was reduced.

     Contributing to the decrease in expenses were a reduction in legal and accounting fees and the absence of any impairment of assets. The reduction in legal and accounting fees was attributable to the absence of extraordinary expenses experienced during the three months ended September 30, 1998 in connection with an abandoned merger. The reduction in impairments is associated with a one-time charge to earnings during the 1998 period as a result of the death of a thoroughbred. Remaining expenses remained generally constant from first quarter 1998 to first quarter 1999.

     Two thoroughbreds in which the Company had an interest at fiscal year end have been or will be transferred or abandoned. Burnt Timber, a four-year-old colt, was claimed in November for $13,500. Proceeds from that transaction will be used to defray accrued liabilities. Da Hoss, a seven-year-old stakes-winning gelding, was officially retired in November after a very distinguished racing career. Management of the Company, as well as the owner of a majority interest in that horse, will endeavor to place him at a retirement farm in Kentucky. The net result of those transactions is to substantially reduce the number of horses in which the Company had an interest, and concurrently, potential sources of revenue. Those events also precipitated the decision to seek other business opportunities discussed above.

     Since the Company's inception, the Company's thoroughbreds have been unable to generate revenues sufficient to cover direct and indirect operating expenses. Accordingly, management is forced to reevaluate the Company's business plan and seek other alternatives. The results of those efforts will be reported in future filings made by the Company.

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




                              WALLSTREET RACING STABLES, INC.



Date:  November 10, 1999           By: /s/ Raymond E. McElhaney
     ---------------------            -----------------------------------
                                   Raymond E. McElhaney, President, Chief
                                   Executive Officer, Chief Financial
                                   Officer and Chairman of the Board of
                                   Directors
                                   (Principal Executive Officer)




Date:  November 10, 1999           By: /s/ Bill M. Conrad
     ---------------------            -----------------------------------
                                   Bill M. Conrad, Vice-President,
                                   Secretary, Treasurer and Director
                                   (Principal Accounting Officer)