Form 10QSB
period 1999-12-31
WALLSTREET RACING STABLES INC
filed 2000-02-14
CIK 1040751

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 1999
                                     -----------------------

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
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes XX    No
                                                   ----     -----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class of Stock                            Amount Outstanding
       ----------------------                   ----------------------------
          $.001 par value                        950,950 shares outstanding
           Common Stock                             at February 10, 2000

                      WALLSTREET RACING STABLES, INC.


                                 Index

                                                            Page
                                                            ----
Part I - FINANCIAL INFORMATION

     Item 1.   Financial Statements                         1-4

     Item 2.   Management's Discussion and Analysis Or
               Plan of Operation                            6-8

Part II - OTHER INFORMATION                                 8

SIGNATURES                                                  9

Wallstreet Racing Stables, Inc.
Balance Sheets
------------------------------------------------------------------
                                               Unaudited   Audited
                                               December     June
                                               31, 1999   30, 1999
                                               --------   --------
ASSETS
------

Current Assets:

Cash                                              $2,781     $3,267
Accounts Receivable                                8,052      6,784
Prepaid Expenses                                  14,390        427
                                                  ------        ---

Total Current Assets                              25,223     10,478
                                                  ------     ------

Property And Equipment

Racehorses                                        20,600     41,950
                                                  ------     ------

Total                                             20,600     41,950
Accumulated Depreciation                          (9,275)   (14,123)
                                                  ------     ------
Net Property And Equipment                        11,325     27,827
                                                  ------     ------


TOTAL ASSETS                                     $36,548    $38,305
                                                 =======    =======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:

Accounts Payable - Trade                          10,794     18,355
Accrued Salaries                                  44,000     20,000
                                                  ------     ------

Total Current Liabilities                         54,794     38,355
                                                  ------     ------

Long-Term Liabilities                                  0          0
                                                       -          -

TOTAL LIABILITIES                                 54,794     38,355
                                                  ------     ------

SHAREHOLDERS' EQUITY

Preferred Stock  - $.01 Par Value, 5,000,000
Shares Authorized;  -0- Shares Issued And
Outstanding                                            0          0

Common Stock  - $.001 Par Value, 15,000,000
Shares Authorized; 902,450 Shares Issued and
Outstanding - June (audited).  950,950 Shares
Issued and Outstanding - December (unaudited)        951        902

Capital Paid In Excess Of Par Value              497,093    466,829

Retained (Deficit)                              (516,290)  (467,781)
                                                 -------    -------

TOTAL SHAREHOLDERS' EQUITY                       (18,246)       (50)
                                                  ------         --

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $36,548    $38,305


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Statements Of Operations
------------------------------------------------------------------
                                       Unaudited      Unaudited
                                        For The        For The
                                      Three Month    Three Month
                                    Interim Period  Interim Period
                                         Ended          Ended
                                       December       December
                                       31, 1999       31, 1998
                                       --------       --------
Revenue

Purses                                     $10,047         $90,385
Miscellaneous Income                             0          20,000
                                                 -          ------


Total Revenue                               10,047         110,385
                                            ------         -------

Operating Expenses:

Boarding And Training                        4,364           9,380
Depreciation                                 1,777           3,779
Filing And Recording Fees                    2,626             461
Horseshoeing expense                           271             393
Horse Transportation                           195             713
Insurance                                      214             426
Jockey Fees                                  1,115           9,030
Legal And Accounting                         1,126           4,638
Office                                       2,328           3,536
Professional Services                            0          10,000
Race Expenses                                2,501          17,298
Rent                                         1,500           1,500
Salaries                                    12,000          12,000
Telephone                                      748             996
Travel And Entertainment                     1,223          11,740
Vet Expenses                                 2,000           7,392
                                             -----           -----

Total Operating Expenses                    33,988          93,282
                                            ------          ------

Income (Loss) From Operations              (23,941)         17,103
                                            ------          ------

Other Income (Expense):

Interest Income                                  8             177
Interest (Expense)                              (3)             (6)
Gain (Loss) on Sale of Horse                 7,477             222
                                             -----             ---

Total Other Income (Expense)                 7,482             393
                                             -----             ---

Income (Loss) Before Taxes                 (16,459)         17,496
                                            ------          ------

Income Tax  Expense                              0               0

Net  Income (Loss)                         ($16,459)       $17,496
                                            =======        =======

Weighted Average Common Shares Outstanding  910,533        899,950

Gain (Loss) Per Share                         (0.02)          0.02
                                               ====           ====


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Statements Of Operations
------------------------------------------------------------------
                                       Unaudited       Unaudited
                                        For The        For The
                                       Six Month      Six Month
                                    Interim Period  Interim Period
                                         Ended          Ended
                                        December       December
                                        31, 1999       31, 1998
                                        --------       --------
Revenue

Purses                                     $24,327         $98,075
Miscellaneous Income                             0          20,000
                                                 -          ------

Total Revenue                               24,327         118,075
                                            ------         -------

Operating Expenses:

Boarding And Training                       10,775          16,021
Depreciation                                 3,829           7,062
Filing and Recording Fees                    2,717           1,784
Horseshoeing expense                           563             858
Horse Transportation                           636           1,830
Impairment of Asset                              0           2,777
Insurance                                      700             670
Jockey Fees                                  2,428           9,931
Legal And Accounting                         5,266          17,101
Listing Fees                                   975           3,975
Office                                       4,668           5,916
Payroll Taxes                                    0             207
Professional Services                            0          10,000
Race Expenses                                4,093          18,985
Rent                                         3,000           3,000
Salaries                                    24,000          24,000
Telephone                                    1,497           1,724
Travel And Entertainment                    10,368          15,372
Vet Expenses                                 4,810          10,719
                                             -----          ------

Total Operating Expenses                    80,325         151,932
                                            ------         -------

(Loss) From Operations                     (55,998)        (33,857)
                                            ------          ------

Other Income (Expense):

Interest Income                                 24             768
Interest (Expense)                             (12)            (13)
Gain (Loss) on Sale of Horse                 7,477             222
                                             -----             ---

Total Other Income (Expense)                 7,489             977
                                             -----             ---

(Loss) Before Taxes                        (48,509)        (32,880)
                                            ------          ------

Income Tax  Expense                              0               0

Net  (Loss)                               ($48,509)       ($32,880)
                                           =======         =======

Weighted Average Common Shares
Outstanding                                906,492         897,450

(Loss) Per Share                             (0.05)          (0.04)
                                              ====            ====


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables Inc.
Cash Flow Statements
------------------------------------------------------------------
                                       Unaudited      Unaudited
                                        For The        For The
                                       Six Month      Six Month
                                    Interim Period  Interim Period
                                         Ended          Ended
                                       December       December
                                       30, 1999       30, 1998
                                       --------       --------

Net (Loss) Profit                         ($48,509)       ($32,880)

Items Not Affecting Cash Flow:

Depreciation                                 3,829           7,062
Impairment of Asset                              0           2,777
Gain on Sale of Horse                       (7,477)           (222)
Issuance of Stock for Services              30,313           7,500

(Increase) Decrease In Receivable           (1,268)           (430)
(Increase) Decrease In Prepaid Expenses    (13,963)         (1,022)
(Increase) Decrease In Deposits                  0             100
(Decrease) Increase In Accounts Payable     (7,561)         (1,593)
(Decrease) Increase In Accrued Salaries     24,000          22,000
(Decrease) Increase In Payroll Taxes
Payable                                          0              16
                                                 -              --

Net Cash Flows Provided From (Used By)
Operations                                 (20,636)          3,308
                                            ------           -----

Cash Flows From Investing Activities:

Sale of Horses                              20,150           5,000
Purchase Of Horses                               0         (21,600)
                                                 -          ------

Net Cash Flows Provided From (Used By)
Investing                                   20,150         (16,600)
                                            ------          ------

Cash Flows Provided From Financing
Activities                                       0               0

Net Cash Flows Provided From (Used By)
Financing                                        0               0
                                                 -               -

Net Increase (Decrease) In Cash               (486)        (13,292)
Cash At Beginning Of Period                  3,267          68,936
                                             -----          ------

Cash At End Of Period                       $2,781         $55,644
                                            ======         =======


Summary of Non-Cash Investing And
Financing Activities:

Stock Issued For Services                  $30,313          $7,500


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Notes to the Unaudited Financial Statements
For The Six Month Period Ended December 31, 1999
------------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The information furnished herein was taken from the books and records of the Company without audit. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consists only of normal reoccurring accruals. The results of operations for the six month interim period ended December 31, 1999 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2000.

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

Note 4 - Discontinued Operations
--------------------------------

During the fiscal quarter ended December 31, 1999, management determined that the Company should discontinue operations in the thoroughbred horse racing industry. That decision was prompted by continuing losses from operations and difficulties encountered in obtaining capital to acquire sufficient assets to make the Company profitable. Accordingly, during that fiscal quarter, one horse in which the Company had an interest was retired and the Company sold its interest in two additional horses. At December 31, 1999, the Company retained an interest in two horses and efforts to dispose of those interests continued subsequent to December 31. The Company is also exploring opportunities to preserve shareholder value, including mergers, acquisitions or other business transactions.

                    WALLSTREET RACING STABLES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     This Report (including the documents incorporated herein by reference) contains "forward- looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's need for working capital, future business transactions, future revenues and results of operations and are identified by words such as "anticipates,' "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, those discussed below. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements.

Liquidity and Capital Resources

     At December 31, 1999, Wallstreet Racing Stables, Inc. (the "Company") had negative working capital of $29,571, substantially unchanged from working capital at June 30, 1999 of negative $27,877. The Company also had a negative net worth of $18,246 at December 31, 1999. Current assets at December 31, 1999 consisted primarily of prepaid expenses while current liabilities consist of trade accounts payable and accrued salaries. The Company therefore had little liquidity and is dependent on receipt of financing from outside sources to continue as a going concern.

     The Company has experienced a lack of liquidity and working capital since fiscal year end June 30, 1999. Expectations that the Company could generate working capital through racing purses and the sale or syndication of its bloodstock were unfulfilled. The Company was also unable to attract capital from outside sources in an amount sufficient to reach profitability on a consistent basis. In view of this situation, a decision was made to discontinue operations in the thoroughbred industry.

     During the six month period ended December 31, 1999, the Company's
operations used approximately $21,000 in cash.   This compares to positive
cash flow of $3,300 for the six month period ended December 31, 1998. In view of the Company's negative cash flow during the recent six month period, management made a decision to begin selling Company assets to satisfy its obligations. During the six month period ended December 31, 1999, the Company realized approximately $20,000 from the sale of its interest in thoroughbreds, which sales were made to unrelated third parties. The sale price of these assets was determined by negotiation between representatives of the Company and the buyers. All sales were made for cash.

     All of the cash generated from the sale of assets was expended on operations during the most recently completed fiscal quarter. Accordingly, at December 31, 1999, the Company was left with little cash and a relatively insignificant amount of accounts receivable. Foreseeing this situation, management of the Company undertook efforts to explore other business opportunities in an effort to preserve or enhance shareholder value. As a result of those efforts, the Company executed a non-binding letter of intent with an unrelated third party to merge with or acquire the assets of that entity. This independent third party is engaged in consulting in the e-commerce industry. The closing of that transaction is subject to a number of contingencies, including execution of a definitive agreement and continuing due diligence by both parties, and there is no assurance such transaction will be completed. If the transaction cannot be completed, the Company may be forced to liquidate its remaining assets and cease operations.

     Sale of the Company's assets during the quarter ended December 31, 1999 should assist in reducing expenses and preserving any remaining working capital. Direct expenses associated with care and maintenance of the thoroughbreds, such as boarding and training, depreciation, race and vet expenses, should be reduced as the number of horses in which the Company has an interest is reduced. However, fixed expenses, such as salaries, rent, legal and accounting fees will remain generally constant.

Results of Operations

     During the six month period ended December 31, 1999, the Company realized a net loss from operations of $55,996 on revenues of $24,327. The net loss for that period, including other income, was $48,509, or $(.05) per share. This compares to a loss for the six month period ended December 31, 1998 of $32,880, or $(.04) per share. During the three month period ended December 31, 1999, the Company lost $16,459, compared to net income of $17,496 for the three month period ended December 31, 1998.

     Revenues decreased substantially from the six month period ended December 31, 1998 to the comparable period ended December 31, 1999, from $118,075 to $24,327. This decrease is attributable to lack of success of the Company's thoroughbreds in racing during the recent six month period. Da Hoss, the most successful of the thoroughbreds in which the Company had an interest, was permanently retired in Lexington, Kentucky in the fall of 1999. Da Hoss will be boarded at a horse park, where all of his care and maintenance expenses will be paid by a third party. The remaining thoroughbreds in which the Company had an interest during the six months ended December 31, 1999 were not of a caliber to generate purses similar to those previously won by Da Hoss. Management attributes this failure, in turn, to a lack of working capital with which to acquire better thoroughbreds.

     With the decrease in thoroughbreds, operating expenses decreased from second quarter 1998 to second quarter 1999. Operating expenses for the six months ended December 31, 1999 were $80,325, compared to $151,932 for the comparable period ended in 1998. This decrease in expenses contributed to reducing the net loss which the Company would otherwise have realized. Direct expenses associated with care and maintenance of the thoroughbreds, such as boarding and training, depreciation, transportation, race expenses, travel and entertainment were reduced with the sale of certain thoroughbreds. Other expenses such as legal and accounting and professional services also decreased, contributing to the decrease in overall expenses. However, management anticipates the Company will continue to incur losses until such time as it obtains assets sufficient to generate revenues to cover direct and indirect expenses.

     The net loss for the six month period ended December 31, 1999 was reduced by a gain of approximately $7,500 on the sale of one of the Company's thoroughbreds. While management continues efforts to dispose of remaining horses in which the Company had an interest, it is unable to predict with any degree of certainty the results of those efforts.


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




                             WALLSTREET RACING STABLES, INC.



Date: February 10, 2000      By: /s/ Raymond E. McElhaney
     -------------------        ------------------------------------------
                             Raymond E. McElhaney
                             President, Chief Executive
                             Officer, Chief Financial Officer and Chairman
                             of the Board of Directors
                             (Principal Executive Officer)




Date: February 10, 2000      By: /s/ Bill M. Conrad
     -------------------        ------------------------------------------
                             Bill M. Conrad, Vice-President, Secretary,
                             Treasurer and Director
                             (Principal Accounting Officer)