Form 10QSB
period 2000-03-31
WALLSTREET RACING STABLES INC
filed 2000-05-12
CIK 1040751

FORM 10-QSB

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended   March 31, 2000
                                          --------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



                    Commission file number     0-23823
                                           ---------------

                      WALLSTREET RACING STABLES, INC.
                      -------------------------------
          (Exact name of registrant as specified in its charter)

     Colorado                                                   84-1313024
--------------------                                        ------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

5525 Erindale Drive, Suite 201, Colorado Springs, Colorado        80918
----------------------------------------------------------      ----------
(Address of principal executive offices)                        (Zip Code)

                              (719) 260-8509
                              --------------
           (Registrant's telephone number, including area code)

--------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes XX    No
                                                   ----     ----

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class of Stock                                   Amount Outstanding
    ------------------                             --------------------------
     $.001 par value                               995,950 shares outstanding
      Common Stock                                      at May 10, 2000.

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

Wallstreet Racing Stables, Inc.
Balance Sheets
------------------------------------------------------------------
                                               Unaudited   Audited
                                                March       June
                                               31, 2000   30, 1999
                                               --------   --------
ASSETS

Current Assets:

Cash                                             $25,158     $3,267
Accounts Receivable                                    0      6,784
Prepaid Expenses                                   4,091        427
                                                   -----        ---

Total Current Assets                              29,249     10,478
                                                  ------     ------

Property And Equipment

Racehorses                                           900     41,950
                                                     ---     ------

Total                                                900     41,950
Accumulated Depreciation                            (900)   (14,123)
                                                     ---     ------

Net Property And Equipment                             0     27,827
                                                       -     ------


TOTAL ASSETS                                     $29,249    $38,305
                                                 =======    =======


LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current Liabilities:

Accounts Payable - Trade                           4,977     18,355
Accrued Salaries                                       0     20,000
Payroll Taxes Payable                             15,888          0
                                                  ------          -

Total Current Liabilities                         20,865     38,355
                                                  ------     ------

Long-Term Liabilities                                  0          0

TOTAL LIABILITIES                                 20,865     38,355
                                                  ------     ------

SHAREHOLDERS' EQUITY<BR>

Preferred Stock  - $.01 Par Value, 5,000,000
Shares Authorized;  -0- Shares Issued And
Outstanding                                            0          0

Common Stock  - $.001 Par Value, 15,000,000
Shares Authorized; 902,450 Shares Issued and
Outstanding - June (audited).  995,950 Shares
Issued and Outstanding - March (unaudited).          996        902

Capital Paid In Excess Of Par Value              542,048    466,829

Retained (Deficit)                              (534,660)  (467,781)
                                                 -------    -------

TOTAL SHAREHOLDERS' EQUITY                         8,384        (50)
                                                   -----         --

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $29,249    $38,305
                                                 =======    =======


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Statements Of Operations
----------------------------------------------------------------------
                                            Unaudited     Unaudited
                                             For The       For The
                                          Three Month    Three Month
                                         Interim Period Interim Period
                                             Ended          Ended
                                             March          March
                                           31, 2000        31, 1999
                                           --------        --------
Revenue

Purses                                               $0         $8,141
                                                                ------

Total Revenue                                         0          8,141
                                                                 -----

Operating Expenses:

Boarding And Training                             1,320          6,737
Depreciation                                        682          3,515
Filing And Recording Fees                           261            185
Horseshoeing expense                                 28            412
Horse Transportation                                  7            189
Insurance                                           845            462
Jockey Fees                                           0            611
Legal And Accounting                             10,253          3,886
Office                                            2,464          2,620
Payroll Taxes                                     4,780          2,501
Professional Services                             3,744             50
Race Expenses                                       365          2,022
Rent                                              1,500          1,500
Salaries                                         12,000         12,000
Telephone                                         1,499            658
Travel And Entertainment                          7,547          3,741
Vet Expenses                                        173          1,353
                                                    ---          -----

Total Operating Expenses                         47,468         42,442
                                                 ------         ------

Income (Loss) From Operations                   (47,468)       (34,301)
                                                 ------         ------

Other Income (Expense):

Interest Income                                       1            140
Interest (Expense)                                  (11)            (9)
Gain (Loss) on Sale of Horse                     (7,892)             0
Earnest Money Income                             37,000              0
                                                 ------              -

Total Other Income (Expense)                     29,098            131
                                                 ------            ---

Income (Loss) Before Taxes                      (18,370)       (34,170)
                                                 ------         ------

Income Tax  Expense                                   0              0

Net  Income (Loss)                             ($18,370)      ($34,170)
                                                =======        =======

Weighted Average Common Shares Outstanding      958,450        902,450

Gain (Loss) Per Share                             (0.02)         (0.04)
                                                   ====           ====


  The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Statements Of Operations
----------------------------------------------------------------------
                                            Unaudited     Unaudited
                                             For The       For The
                                           Nine Month     Nine Month
                                         Interim Period Interim Period
                                             Ended          Ended
                                             March          March
                                            31, 2000       31, 1999
                                            --------       --------
Revenue

Purses                                          $24,327       $106,216
                                                -------       --------

Total Revenue                                    24,327        106,216
                                                 ------        -------

Operating Expenses:

Boarding And Training                            12,095         22,758
Depreciation                                      4,512         10,577
Filing and Recording Fees                         2,978          1,969
Horseshoeing expense                                591          1,271
Horse Transportation                                643          2,019
Impairment of Asset                                   0          2,777
Insurance                                         1,545          1,132
Jockey Fees                                       2,428         10,542
Legal And Accounting                             15,519         20,987
Listing Fees                                        975          3,975
Office                                            7,131          8,536
Payroll Taxes                                     4,780          2,708
Professional Services                             3,745         10,050
Race Expenses                                     4,458         21,007
Rent                                              4,500          4,500
Salaries                                         36,000         36,000
Telephone                                         2,996          2,382
Travel And Entertainment                         17,915         19,113
Vet Expenses                                      4,983         12,072
                                                  -----         ------

Total Operating Expenses                        127,794        194,375
                                                -------        -------

(Loss) From Operations                         (103,467)       (88,159)
                                                -------         ------

Other Income (Expense):

Interest Income                                      25            909
Interest (Expense)                                  (23)           (23)
Gain (Loss) on Sale of Horse                       (415)           222
Earnest Money Income                             37,000         20,000
                                                 ------         ------

Total Other Income (Expense)                     36,587         21,108
                                                 ------         ------

(Loss) Before Taxes                             (66,880)       (67,051)
                                                 ------         ------

Income Tax  Expense                                   0              0

Net  (Loss)                                    ($66,880)      ($67,051)
                                                -------        -------

Weighted Average Common Shares Outstanding      923,811        899,117

(Loss) Per Share                                  (0.07)         (0.07)
                                                   ====           ====


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables Inc.
Cash Flow Statements
----------------------------------------------------------------------
                                            Unaudited     Unaudited
                                             For The       For The
                                           Nine Month     Nine Month
                                         Interim Period Interim Period
                                             Ended          Ended
                                             March          March
                                            31, 2000       31, 1999
                                            --------       --------

Net (Loss) Profit                              ($66,880)      ($67,051)

Items Not Affecting Cash Flow:

Depreciation                                      4,512         10,577
Impairment of Asset                                   0          2,777
(Gain) Loss on Sale of Horse                        415           (222)
Issuance of Stock for Services                   30,313          7,500
Stock Options Exercised                          45,000              0

(Increase) Decrease In Receivable                 6,784         (2,153)
(Increase) Decrease In Prepaid Expenses          (3,664)          (414)
(Increase) Decrease In Deposits                       0            100
(Decrease) Increase In Accounts Payable         (13,377)        (1,174)
(Decrease) Increase In Accrued Salaries         (20,000)         8,000
(Decrease) Increase In Payroll Taxes Payable     15,888          1,642
                                                 ------          -----
Net Cash Flows Provided From (Used By)
Operations                                       (1,009)       (40,418)
                                                  -----         ------

Cash Flows From Investing Activities:

Sale of Horses                                   22,900          5,000
Purchase Of Horses                                    0        (21,600)
                                                      -         ------

Net Cash Flows Provided From (Used By) Investing 22,900        (16,600)
                                                 ------         ------

Cash Flows Provided From Financing Activities         0              0

Net Cash Flows Provided From (Used By) Financing      0              0
                                                      -              -

Net Increase (Decrease) In Cash                  21,891        (57,018)
Cash At Beginning Of Period                       3,267         68,936
                                                  -----         ------

Cash At End Of Period                           $25,158        $11,918
                                                =======        =======





Summary of Non-Cash Investing And Financing Activities:

Stock Issued For Services                       $30,313         $7,500
Stock Options Exercised                          45,000


 The Accompanying Notes Are An Integral Part Of These Financial Statements.

Wallstreet Racing Stables, Inc.
Notes to the Unaudited Financial Statements
For The Nine Month Period Ended March 31, 2000
----------------------------------------------

Note 1 - Unaudited Financial Information
----------------------------------------

The condensed, unaudited financial information furnished herein was taken from the books and records of the Company without audit and has been prepared in accordance with the rules for Form 10-QSB. The Company believes, however, that it has made all adjustments necessary to reflect properly the results of operations for the interim periods presented. The adjustments consists only of normal reoccurring accruals. The results of operations for the nine month interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the fiscal year ended June 30, 2000.

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

Note 4 - Discontinued Operations
--------------------------------

During the fiscal quarter ended December 31, 1999, management determined that the Company should discontinue operations in the thoroughbred horse racing industry. That decision was prompted by continuing losses from operations and difficulties encountered in obtaining capital to acquire sufficient assets to make the Company profitable. Accordingly, during that fiscal quarter, one horse in which the Company had an interest was retired and the Company sold its interest in two additional horses. During the current fiscal quarter, ended March 31, 2000, the Company sold its interest in two of the remaining horses. Additionally, the Company has entered into an agreement with a merger candidate.

                   WALLSTREET RACING STABLES, INC.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     This Report contains "forward- looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's need for working capital, future business transactions, future revenues and results of operations and are identified by words such as "anticipates,' "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, those discussed below. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements.

Liquidity and Capital Resources

     At March 31, 2000, Wallstreet Racing Stables, Inc. (the "Company") had working capital of $8,384, an improvement from the working capital existing at December 31, 1999 of negative $27,877. Shareholders' equity also equaled $8,384, as the Company's assets consisted entirely of current assets. The Company has sold or will dispose of all its racehorses in anticipation of discontinuing operations in that industry. The interest in the remaining horse has been fully depreciated.

     While the Company's financial condition improved slightly from year-end June 30, 1999, the Company still had insufficient capital to survive on a long term basis or pursue any foreseeable business plan. The Company is therefore dependent on developing a new business plan and receipt of additional financing from outside sources to continue as a going concern.

     The Company has experienced a lack of liquidity and working capital since approximately fiscal year end June 30, 1999. Expectations that the Company could generate working capital through racing purses and the sale or syndication of its thoroughbred horses were unfulfilled. The Company was also unable to attract capital from outside sources in an amount sufficient to reach profitability on a consistent basis. In view of this situation, a decision was made to discontinue operations in the thoroughbred industry.

     During the quarter ended March 31, 2000, and in an effort to address the lack of working capital, the Company executed a non-binding agreement to merge with or acquire an unrelated entity engaged in the telecommunications industry. This agreement resulted in additional negotiations, and on April 28, 2000, a definitive agreement was executed whereby the Company would acquire Pipeline Technologies, Inc. in a tax-free exchange. Pipeline is a private, Florida corporation with offices in Jacksonville. It is a development-stage company proposing to provide long distance telecommunication services over the internet. Up to the date of executing the agreement with the Company, it had no or nominal revenues. While the acquisition of Pipeline represents a divergence from the Company's original business plan, management believes that it represents the best opportunity for the shareholders.

     Closing of the transaction with Pipeline is scheduled for later in May, although there is no assurance that the acquisition will be completed. The closing is subject to a number of contingencies, including continuing due diligence, regulatory filings and financing.

     During the nine month period ended March 31, 2000, the Company's
operations used approximately $1,009 in cash.   This compares to negative
cash flow of $40,418 for the nine month period ended March 31, 1999. Cash flow during the nine month period ending March 31, 2000 was helped by the sale of Company assets in the amount of $22,900 and the receipt of an earnest money deposit of $37,000 in connection with the proposed acquisition of Pipeline and another terminated agreement. The proceeds of those transactions have been used by the Company to pay expenses associated with the proposed acquisitions and other general and administrative expenses.

     Sale of the Company's assets during the quarter ended March 31, 2000 should assist in reducing expenses and preserving any remaining working capital. Direct expenses associated with care and maintenance of the thoroughbreds, such as boarding and training, depreciation, race and vet expenses, should be eliminated as the horses are sold. However, fixed expenses, such as salaries, rent, legal and accounting fees will remain generally constant.

Results of Operations

     During the nine month period ended March 31, 2000, the Company realized a net loss from operations of $103,467 on revenues of $24,327. The net loss for that period, including other income and expense, was $66,880, or $(.07) per share. This compares to a loss for the nine month period ended March 31, 1999 of $67,051, or $(.07) per share. During the three month period ended March 31, 2000, the Company lost $18,370, compared to a loss of $34,170 for the three month period ended March 31, 1999.

     Revenues decreased substantially from the nine month period ended March 31, 1999 to the comparable period ended March 31, 2000, from $106,216 to $24,327. This decrease is attributable to lack of success of the Company's thoroughbreds in racing during the recent nine month period. Da Hoss, the most successful of the thoroughbreds in which the Company has an interest, was permanently retired in Lexington, Kentucky in the fall of 1999. Da Hoss will be boarded at a horse park, where all of his care and maintenance expenses will be paid by a third party. The remaining thoroughbreds in which the Company had an interest during the nine months ended March 31, 2000 were not of a caliber to generate purses similar to those previously won by Da Hoss. Management attributes this failure, in turn, to a lack of working capital with which to acquire better thoroughbreds.

     With the decrease in thoroughbreds, operating expenses decreased from third quarter 1999 to third quarter 2000. Operating expenses for the nine months ended March 31, 2000 were $127,794, compared to $194,375 for the comparable period ended in 1999. This decrease in expenses contributed to reducing the net loss which the Company would otherwise have realized. Direct expenses associated with care and maintenance of the thoroughbreds, such as boarding and training, depreciation, transportation, race expenses, travel and entertainment were reduced with the sale of all thoroughbreds. Other expenses such as legal and accounting and professional services also decreased, contributing to the decrease in overall expenses. However, management anticipates the Company will continue to incur losses until such time as it obtains assets sufficient to generate revenues to cover direct and indirect expenses.

     The net loss for the nine month period ended March 31, 2000 was reduced by other income in the amount of $37,000 representing a nonrefundable deposit in connection with the execution of the agreements discussed above.


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




                             WALLSTREET RACING STABLES, INC.



Date:   May 11, 2000         By: /s/ Raymond E. McElhaney
     --------------------       ----------------------------------------
                             Raymond E. McElhaney, President, Chief Executive
                             Officer, Chief Financial Officer and Chairman
                             of the Board of Directors
                             (Principal Executive Officer)




Date:   May 11, 2000        By: /s/ Bill M. Conrad
     --------------------      -----------------------------------------
                            Bill M. Conrad, Vice-President, Secretary,
                            Treasurer and Director
                            (Principal Accounting Officer)