Form 10KSB
period 2000-06-30
WALLSTREET RACING STABLES INC
filed 2000-10-03
CIK 1040751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


[ X ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from January 1, 2000 to June 30, 2000.

Commission file number: 0-23823


                         Wallstreet Racing Stables, Inc.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Colorado                                              84-1313024
------------------------                             --------------------------
(State of incorporation)                             (I.R.S. Identification No.)


1001 Kings Avenue, Suite 200, Jacksonville, FL                        32207
-----------------------------------------------                    ----------
(Address of principle executive offices)                           (Zip Code)


Registrant's telephone number, including area code:   (904) 346-0170
                                                      --------------

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes []No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     The aggregate market value of the common stock held by non-affiliates of the Company was approximately $4,361,662 on September 29, 2000, calculated using the average between the closing high bid and low asked price thereof as reported on the OTC Bulletin Board. On September 29, 2000, 9,949,383 shares of common stock were issued and outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Proxy Statement for the Annual Meeting of Shareholders to be held October 19, 2000 is incorporated by reference herein into Part III, Item 9 through 12.

Transitional Small Business Disclosure Format: [] Yes  [X] No

                                TABLE OF CONTENTS

PART I........................................................................1
------

   ITEM 1.   DESCRIPTION OF BUSINESS..........................................1
   ---------------------------------

   ITEM 2.   DESCRIPTION OF PROPERTY..........................................11
   ---------------------------------

   ITEM 3.   LEGAL PROCEEDINGS................................................11
   ---------------------------

   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............12
   -------------------------------------------------------------


PART II.......................................................................12
-------

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........12
   ------------------------------------------------------------------

   ITEM 6.       MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF
                 OPERATION....................................................12
   -----------------------------------------------------------------------


   ITEM 7.   FINANCIAL STATEMENTS.............................................19
   ------------------------------

   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
             AND FINANCIAL DISCLOSURE.........................................19
   ---------------------------------------------------------------------


PART III......................................................................20
--------

   ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............20
   -------------------------------------------------------------

   ITEM 10.    EXECUTIVE COMPENSATION.........................................20
   ----------------------------------

   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT......................................................20
   -------------------------------------------------------------------------

   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................20
   ---------------------------------------------------------


PART IV.......................................................................20
-------

   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K................................20
   -------------------------------------------


PART F/S.....................................................................F-1
--------


SIGNATURES....................................................................23
----------

                             Additional Information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")


                Special Note Regarding Forward Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are identified by words such as "hopes," "expects," "anticipates," "plans" and the like and include, without limitation, statements regarding our plan of business operations and related expenditures, receipt of working capital, potential contractual arrangements, anticipated revenues and related expenditures. Factors that could cause actual results to differ materially include, among others, the following: receipt of additional working capital, acceptance of the Company's service in the market place, competition, new regulations which might be adopted by Federal or state governments, our costs and the pricing of our services, the level of demand for our services, changes in our business strategies and other factors set forth under Item 6., Management's Discussion and Analysis of Financial Condition and Results of Operation. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise.

                                     PART I

Item 1. Description of Business

General

     Wallstreet Racing Stables, Inc., is a Colorado corporation doing business as Pipeline Technologies, Inc. We were originally founded to acquire and race thoroughbred racehorses. In June, 2000, our subsidiary, WRS Merger Corp., was merged into Pipeline Technologies, Inc., a Florida corporation, and we began operation in the communications industry. At that time, we began doing business under the name Pipeline Technologies. Pipeline was organized under the laws of the State of Florida in December, 1999. All references to our company include our wholly-owned subsidiary, Pipeline.


Our Products and Service.

     We currently offer nationwide, voice over Internet protocol ("VoIP") based, monthly flat-rate long distance service. Our services are marketed under the tradename "Ride the Pipe.com." Customers who subscribe to our service are offered unlimited long distance service for a flat monthly rate which varies between residential and commercial customers. Our service is distinguished from that of traditional telephone companies, as we offer flat-rate long distance service for which traditional telephony companies bill on a usage-sensitive basis.

     Our VoIP service utilizes a private network to transmit voice in a manner similar to information transmitted over the Internet. However, we believe our technology offers advantages to using the Internet as a network. We intend to utilize this emerging technology to provide flat-rate, unlimited long distance service to affinity groups and members of the general public.

     We also offer VoIP based prepaid long distance calling cards to customers throughout the United States. Similar to calling cards offered by a variety of other companies, our calling cards offer prepaid long distance calling anywhere in the U.S. Unlike other companies, however, our cards do not charge a connection fee, so all of the customers' money goes directly into long distance service. We also believe that our service is distinguished by the quality offered by our network provider. Purchasers of our calling cards are provided personal identification numbers, which in turn provide access to the network for the duration of the call.

     We are a very recent entrant into the competitive communications industry. We began offering our service in May, 2000, following execution of an agreement with our network provider. Our marketing focus is geared to residential and small commercial customers. However, as of fiscal year end June 30, 2000, we had very few customers and very limited revenues. We should be considered in the development stage and are subject to all the risks inherent in that status. (See
Item 6., Management's Discussion and Analysis of Financial Condition and Results of Operation).

     Voice communication is currently conducted primarily through telephone lines operated by regional telephone companies. Despite substantial competition among these carriers and their resellers, traditional forms of long distance voice communication are relatively expensive. The reason for this is that traditional voice communication takes place over independent circuits which must be open throughout the conversation. As only one conversation can be conducted over a circuit, the cost to complete the call is relatively expensive.

     As interest in the Internet has grown substantially in recent years, efforts have been made to utilize that network as a means of transmitting voice communication. Preliminary research suggested that the Internet could be used in the future as an inexpensive alternative to traditional phone service. The advantage of the Internet is that numerous bits of information can be transmitted simultaneously over the same network. However, experiments with the Internet have generally been disappointing, as quality of the voice transmission is imperfect. VoIP service over private networks has therefore developed in an effort to fill the void between traditional phone service and Internet-based voice transmission service.

     In its simplest form, VoIP service involves conversion of electronic voice impulses to digitized data, which is subsequently compressed and transmitted over this private network. Upon reaching its destination, this data is unscrambled and transmitted. With the technology enabled by the Internet, this voice data can be transmitted over private networks such that communication can occur on a real time basis. We believe this technology provides a substantial advantage to either traditional telephone transmission or voice-over-Internet service.

     Our strategy, then, is to exploit what we believe to be an excellent opportunity to market VoIP service using a private network. Using experience from the communication industry during the 1980's and 1990's, we hope to act as a reseller of VoIP service to large groups of individuals and businesses searching for a lower cost alternative to traditional phone service. We believe our agreement with our network provider will provide access to equipment and facilities necessary to offer this service to our customers at a level of quality which will be deemed highly satisfactory. Our immediate efforts will therefore be geared to aggressively marketing our service on a nationwide basis.

     In order to attract a large number of customers and grow our services rapidly, we hope to offer an array of service to compliment our domestic long distance service. We hope this will accelerate the success of our marketing efforts. We also hope to develop national brand recognition for our company and our service through an aggressive campaign of marketing and advertising. If we are successful in penetrating the market for domestic long distance service, we hope to expand our service to include international long distance. However, this will require additional agreements with companies which can provide international service.

     Our service is enabled by a private network owned and operated by a network provider in the Southeastern United States. Most of the equipment and the other assets necessary to provide this service are owned by the third party. We market the service, provide customer support, billing and other administrative services to the customers. Our network provider has constructed and configured a network of fiber optic cable and various switches which enable the transmission of voice communication in a highly efficient manner.

     We have recently contracted with Patriot Communications, a third-party operator of a customer service call center, to assist in customer service and administration. Patriot provides customer sign-up, trouble shooting and service support 24 hours a day, 7 days a week through a toll free, 800 telephone number maintained for that purpose. Our agreement with Patriot provides back-up support in the event that its customer service representatives are unavailable for any reason. We also make available to our customers a direct telephone number to our executive offices in the event they are not satisfied with the service support for any reason.

     Billing for our customers is done directly to credit cards, eliminating many accounts receivable problems. Since the customer pays a flat monthly rate for domestic long distance service, it is easy for them to budget monthly fees. This should also help reduce accounts receivable problems.

     As a means to enhance our marketing, we have recently contracted with an independent third party to enhance and expand our site on the World Wide Web. It is our intention to make the site fully interactive in order that customers may obtain information and contract for services directly through the site. We expect development of the site to be complete on or about December, 2000.

     In the future, it is our intention to expand our service to include a more complete array of communication services. In addition to domestic long distance and calling card services which we currently provide, we hope to add the following services in the future as working capital permits and our development allows:

     o    VoIP based, monthly flat rate international long distance service.
          ------------------------------------------------------------------
          We are currently exploring various strategic alliances or relationships with network operators in an effort to obtain access to international markets. Current providers include unrelated entities such as ITXC Corp., the operator of an international network with locations in numerous countries throughout the world. It is our hope to execute one or more agreements with an international provider in order to obtain international service for our customers. The international market is large, accounting for billions of dollars of revenue on an annual basis. We hope to add international service as a complement to our existing domestic service in the near future.

     o    Next generation unified communications products.
          ------------------------------------------------
          Various evolving technologies allow customers an array of unified messaging services through one identification number. Customers can access e-mail, voice mail, fax and additional services through one number which tracks the customer throughout his or her daily routine. We are currently in negotiations with a provider of this service and hope to offer it to our customers in the near future.

     o    Third generation digital wireless communications products.
          ----------------------------------------------------------
          We are presently exploring a Nextel designed platform combined with a Motorola cellular telephone that allows all incoming and/or device to device calls to be completed without change. Per minute billing will be applied only to outgoing calls.

     All of these additional services are currently in the planning stage and there is no assurance that we will be successful in implementing any or all of the services.

Network Technology.

     The backbone of our current service is the private network operated by a network provider in the Southeastern United States. A copy of our agreement with this provider has been filed as an exhibit to this Report. This agreement provides us access to the network and equipment maintained by our network provider in order to provide certain of our services. We believe that our agreement with our network provider is the most important element of our business strategy at present.

     The network operated by our network provider is co-located in major telecommunication companies' sites covering approximately 145 major metropolitan areas and 70% of the United States. It is based on a hub and spoke topography and represents what we believe to be the largest, privately operated fiber optic network in the country, assembled by agreement with other network providers throughout the country. It consists of these connected networks together with VoIP switches placed in the facilities of telecommunications companies in various metropolitan areas. Coverage of the network is being expanded continually to provide expanding service to our customers. The network is monitored 24 hours a day, seven days a week by a staff of highly trained network analysts. Coverage includes intracity, intrastate and interstate.

     Following is a depiction of the network operated by our provider:

    [GRAPHIC OF USA WITH ALL THE NETWORK LOCATIONS THROUGHOUT THE COUNTRY SHOWN]

     The agreement with our network provider allows us to offer a variety of services to our existing and potential customers. These include message-sensitive voice services and flat rate voice services. These services are described in more detail above. For our monthly fee, our network provider has agreed to provide us access to the network and equipment necessary to facilitate this service. Our network provider agrees to provide this service on a timely basis, to secure, operate and maintain such services and facilities as shall be necessary to provide us this service and to maintain all necessary and appropriate relationships with network and service providers.

     We have agreed to pay for the service in accordance with a schedule which we negotiated with our network provider. This schedule includes a combination of flat rate and usage sensitive charges for access to the network. The rates agreed to in the schedule are subject to change at the discretion of our network provider in the event that the rates and charges paid by it for services and facilities are increased at any time. Our network provider may also increase rates as a result of charges paid to governmental authorities or local exchange carriers in conjunction with providing its service.

     Our arrangement with our network provider may be terminated at certain times and upon certain conditions. It may be terminated by our network provider in the event we fail to pay any amounts due under the agreement, in the event we engage in conduct or activity detrimental to the business of our network provider or if we violate any material term or provision of the agreement. The initial term of our agreement with our network provider is two years, and may be renewed for an additional one year thereafter. Since we believe our relationship with our network provider is critical to the success of our business, we will do our best to maintain that relationship in good standing.

Marketing, Advertising and Distribution.

     In keeping with our strategic plan, our marketing and distribution is geared to reach customers in the residential and small business market. Our marketing efforts will be designed to establish brand recognition and emphasize the superior customer support we hope to provide.

     In order to develop and enhance our goal of nationwide brand recognition, we have retained the services of a nationally recognized public relations firm. While working within the limits of our capital resources, this entity has committed to developing our image and brand identification on a nationwide basis. Such efforts will include graphic design and traditional means of advertising, such as television, radio, billboard and other mass communication, as well as electronic advertising through websites and various Internet portals. We hope to quickly establish ourselves as a nationally recognized communications company with appeal in many different markets.

     To assist in marketing and distribution of our prepaid calling cards, we have contracted with a nationwide distributor of prepaid calling cards. This company acts as our exclusive electronic terminal distributor throughout the United States and its territories. This national calling card distributor has arrangements with thousands of retail distributors and dealers through which our calling cards may be offered. We expect our relationship with the national calling card distributor to be a material part of our business for the foreseeable future.

     We also hope to target affinity groups throughout the United States. Our chief executive officer and the rest of our marketing and sales staff regularly contact groups such as credit union members, national trade associations and similar groups in an effort to offer our service to members of those organizations. In essence, we hope that the organizations will act as defacto distributors on our behalf in an effort to reach the members within each group. While we have contacted many organizations in an effort to interest them in our service, we have yet to execute an agreement with any specific group.

     Our marketing staff also targets defined groups such as members of the military, college campuses and universities. We have test-marketed our service at the campus of the University of Florida with encouraging results. This fall, we hope to be on the campuses of five colleges and universities with members of our staff or contracted personnel. When students report for college, they will be presented marketing materials describing the benefits of our service. We also hope to target groups such as seniors, military personnel and small commercial businesses.

Regulation.

     Voice-over-Internet telephony is currently unregulated by the Federal Communications Commission (FCC). However, efforts to regulate this service may increase. On May 16, 2000, the House passed H.R. 1291, the Internet Access Charge Prohibition Act. The bill prohibits the FCC from imposing on Internet service providers any access fees to support the Universal Service Fund that are imposed on telephone companies - if the "contribution" would be based on a measure of the time that telecommunications services are used in the provision of Internet access service.

     Despite the prohibition against access surcharges, the bill does allow the FCC to charge access fees for Internet telephone services, regardless of whether a telephone or other apparatus is used to place a call. The bill failed in limiting the FCC to flat rate charges on Internet phone use. Thus, the FCC can choose any method it wants, including a fee based on the per-minute usage by consumers. Although no rulings regarding any limitations have yet been made by the FCC, there is no assurance such regulations may not be adopted in the future.

     The FCC is  currently  considering  whether to impose  surcharges  or other common carrier regulations upon certain providers of Internet telephony, primarily those which provide Internet telephony services to end users located within the U.S. While the FCC has presently decided that information service providers, including Internet telephony providers, are not telecommunications carriers, various companies have challenged that decision. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects.

     The FCC has expressed an intention to examine the question of whether certain forms of phone-to-phone Internet telephony are information services or telecommunications services. The two are treated differently in several respects, with certain information services being regulated to a lesser degree. The FCC has noted that certain forms of phone-to-phone Internet telephony appear to have the same functionality as non-Internet telecommunications services and lack the characteristics that would render them information services.

     If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and/or pay access charges to local telephone companies. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation which would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet.

     State regulatory authorities may also retain jurisdiction to regulate the provision of intrastate Internet telephony services. Several state regulatory authorities have initiated proceedings to examine the regulation of such services. Others could initiate proceedings to do so.

     International. The regulatory treatment of Internet telephony outside of the U.S. varies widely from country to country. A number of countries that currently prohibit competition in the provision of voice telephony also prohibit Internet telephony. Other countries permit but regulate Internet telephony. Some countries will evaluate proposed Internet telephony services on a case-by-case basis and determine whether it should be regulated as a voice service or as another telecommunications service. Finally, in many countries, Internet telephony has not yet been addressed by legislation. Increased regulation of the Internet and/or Internet telephony providers or the prohibition of Internet telephony in one or more countries could materially adversely affect our business, financial condition, operating results and future prospects.

Proprietary Rights.

     Proprietary rights are important to our potential success and our competitive position. As of August 31, 2000, we have registered one trademark in the U.S., "Ride the Pipe." The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws may not be effective to prevent misappropriation of our content, and our failure to protect our proprietary rights could materially adversely affect our business, financial condition, operating results and future prospects. Despite such protection, a third party could, without authorization, copy or otherwise appropriate our proprietary network information. Our agreements with employees and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors.

     We rely upon license agreements with respect to our use of the software and hardware provided to us by our vendors. Those license agreements may not continue to be available to us on acceptable terms, or at all.

                                        8

                                      -11-

Our Competition.

     The long distance telephony market is highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition for our Company based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and foreign telecommunications carriers.

     o    Internet Protocol and Internet Telephony Service Providers.
          -----------------------------------------------------------
          During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. AT&T Global
          Clearinghouse, GRIC Communications, ITXC Corp. and iBasis and the wholesale divisions of Net2Phone and deltathree.com route traffic to destinations worldwide. Other Internet telephony service providers focus on a retail customer base and may in the future compete with us. Furthermore, companies in related markets have begun to provide voice over the Internet services or adapt their products to enable voice over the Internet services. These related companies may potentially migrate into the Internet telephony market as direct competitors.

     o    Telecommunications Companies and Long Distance Providers.
          ----------------------------------------------------------
          A number of telecommunications companies, including AT&T, Deutsche Telekom, Level Three, MCI WorldCom and Qwest Communications, currently maintain, or plan to maintain, data networks to route the voice traffic of other telecommunications companies. These companies, which tend to be large entities with substantial resources, generally have large budgets available for research and development, and therefore may further enhance the quality and acceptance of the transmission of voice over the Internet.

     o    Software/hardware providers.
          ---------------------------
          Companies such as VocalTech, Netspeak and E-Net produce software and other computer equipment that may be installed on a users computer to permit voice communications over the Internet.

     o    Network hardware manufacturers.
          -------------------------------
          A large number of telecommunications providers and equipment manufacturers, including Alcatel, Cisco, Lucent Technologies, Northern Telecom and Dialogic have announced that they intend to offer products similar to ours or our competitors.

     o    Voice-enabled online commerce providers.
          ----------------------------------------
          Several companies, including USA Global Link and AT&T's Inter@ctive Communications, have begun to apply Internet telephony technologies in connection with online commerce transactions.

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies which could hinder our ability to market our VoIP services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service in a cost-effective manner. We cannot assure you, however, that this advantage will enable us to succeed against comparable service offerings from our competitors.

Acquisition of Pipeline Technologies.

     The acquisition of Pipeline was effective June 21, 2000. In that transaction, our subsidiary, WRS Merger Corp., merged with Pipeline and Pipeline became our wholly-owned subsidiary. In connection with that transaction, all of the assets and liabilities of Pipeline were acquired by WRS (now Pipeline) and our management changed. Since that date, we have continued the business of Pipeline. In October of 2000, we intend to hold a meeting of our shareholders to, among other things, consider a proposal to formally change our name to Pipeline Technologies, Inc.

     In connection with the acquisition of Pipeline, we issued an aggregate of 8,453,425 shares of our common stock to the former shareholders of that entity in exchange for all of the outstanding stock of Pipeline. All of the shares issued to the former Pipeline shareholders were restricted from resale under certain conditions under relevant provisions of federal and state securities laws. The shareholders of Pipeline at that time were Timothy Murtaugh and Robert Maige, each an executive officer, director and principal shareholder of our company and LM Investments Group, Inc., the owner of more than five percent of our common stock. As a result of that transaction, Mr. Murtaugh received 4,564,849 shares of our common stock, Mr. Maige received 2,282,425 shares and LM received 1,606,151 shares. The amount of shares which we issued to the former Pipeline shareholders was determined by negotiations between our officers and those of Pipeline, and took into consideration such factors as the trading price of our common stock at the time, the proposed business and operations of Pipeline, the industry within which Pipeline operated, the combined assets and liabilities of the entities and the estimated revenue for Pipeline. We did not assign any relative weight to any of these factors but considered all of them material in our estimation of the consideration issued in connection with the merger.

     Also in connection with the merger, we agreed to certain anti-dilution provisions with certain of our shareholders. These provisions would require us to issue common stock purchase warrants to these shareholders in the event we issue stock for a price less than $6.00 per share, except for certain permitted transactions. We also entered into indemnification agreements with our former officers and certain directors in connection with the merger.

Employees.

     We currently employ seven individuals, including our chief executive officer, vice president of administration, chief financial officer, chief information officer, sales, marketing and administrative personnel. Two of our executive officers serve us pursuant to written employment contracts for a period of four years. Our other employees are employed at will. None of our employees are covered by collective bargaining agreements, and we believe we enjoy excellent relations with our employees.

     We anticipate adding additional employees as our working capital permits and the needs of our business dictate. Additional individuals will be retained to service significant accounts which we successfully obtain in the future. We also expect to retain additional assistance in customer service, technology and operations.

Item 2. Description of Property.

     The Company owns no real property as of the date of this Report. We currently lease 4,500 square feet of office space under a 60-month lease through March 31, 2005. The lease provides for two five-year renewal options at the prevailing market rate. The current monthly rental is $5,025 plus sales tax, utilities and maintenance expenses. The lease provides for annual monthly increases of $188 per month (i.e. an annual escalation of 50 cents per square) beginning in March of 2001. We believe that this space will adequate for our needs for the foreseeable future.

     The Company currently subleases 2,250 square feet of the leased space to a company affiliated with an officer for one-half of the monthly rental expense. The sublease ended effective September 30, 2000.


Item 3. Legal Proceedings.

         We are currently defendants in a civil action pending in the circuit court for Dade County, Florida. On or about August 18, 2000, plaintiffs J.R. Bautista and Scarlett Investment Group, Inc. sued our Company, Pipeline, Timothy Murtaugh, our President and Chief Executive Officer, and other individuals and entities in relation to certain transactions which occurred prior to that date. The suit arises from a settlement of prior claims involving these parties.

     Plaintiffs allege that they were shareholders in a Florida corporation called Ameritalks.com, Inc. and that certain defendants appropriated a corporate opportunity from that entity. Plaintiffs further allege that they were fraudulently induced to enter into certain settlement agreements with defendants and that defendants breached the terms of that agreement. Plaintiffs claim damages in the amount of $175,000 with regard to the alleged breach of the settlement agreement and $14 million with regard to the corporate opportunity claim. We and the other defendants deny the material allegations of those claims. It is our belief that the corporate opportunity claim is precluded by the settlement agreement. We further dispute plaintiffs' interpretation of that settlement agreement. While this litigation was only recently commenced, we intend to vigorously defend the claims.

     We also believe we are protected by an indemnification agreement with LM Investment Group, Inc., with which one of the individual defendants is affiliated. Representatives of that entity were primarily responsible for negotiating the settlement with plaintiffs and have indemnified us from any claims arising therefrom. In the event this litigation proceeds, we also intend to assert a claim for indemnification against LM.

     We are unaware of any other material litigation pending or threatened against us or in which any of our officers or directors are parties adverse to our interest. In the future, we may be party to routine matters of litigation relating to our business which we do not believe will have a material effect on our financial condition or operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock currently trades over the counter and Quotations are currently reported on the "Bulletin Board" maintained by the NASD. The following table shows the range of high and low bids for our common stock for the last two fiscal years or portions thereof as reported by the NASD. Prices represent quotations between dealers, do not include retail mark-ups, mark-downs or commissions and do not necessarily represent prices at which actual transactions occurred. Our common stock has traded over the counter since _____________.

         Fiscal Quarter Ended                 High               Low
                                            --------          ---------
            1999

         March 31                           $ 2.00            $ 2.00
         June 30                              1.56              1.56
         September 30                         1.5625            1.03125
         December 31                          1.75              1.03125

             2000

         March 31                             8.25              1.3125
         June 30                              7.50              3.00
         September 22                         6.4375            3.125

     As of June 30, 2000 there were approximately 27 record holders of our common stock and approximately 150 beneficial owners. No dividends have been paid with respect to our common stock and we have no plans to pay dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.


Item 6. Managements' Discussion and Analysis or Plan of Operation.

     We are a development stage company operating in the communications industry. During the recently completed six month period ended June 30, 2000, we did not receive significant revenue from operations. We only commenced operations in June, 2000, following the acquisition of Pipeline. Since that date, our efforts have been devoted to refining our business plan, obtaining financing and marketing our service to third parties. Our service consists of various forms of communication services, primarily domestic, long distance voice communication.

     Effective June 21, 2000, we acquired all of the outstanding stock of Pipeline, then a privately held Florida corporation. This acquisition was accomplished through a merger of our wholly-owned subsidiary, WRS Merger Corp., with Pipeline. As a result of that transaction, Pipeline became our wholly-owned subsidiary. Pipeline was originally organized in December, 1999 to operate in the communications industry.

     Effective with the date of acquisition, we issued 8,453,425 shares of our common stock to the former shareholders of Pipeline, representing approximately 89.5% of our then-issued and outstanding common stock. Because of the number of shares issued in connection with the acquisition, the transaction has been treated for accounting purposes as a recapitalization of Pipeline as though Pipeline were the acquiring entity, although from a legal standpoint, we were the acquiring entity. The transaction was essentially treated as a reverse acquisition for accounting purposes, as if Pipeline had acquired us.

     Historically, Pipeline had a fiscal year end of December 31. Because Pipeline was deemed the acquiring entity for accounting purposes, its fiscal year survives for reporting purposes under relevant rules of the Securities and Exchange Commission. On August 22, 2000, a determination was made to change the fiscal year end of Pipeline from December 31 to June 30. The decision was made by the Company's Board of Directors and was effective for the period ending June 30, 2000.

Plan of Operation

(A) General. Our plan of operation, in general, is to become a nationwide provider of domestic and international long distance and related communication services. We intend to offer these services through equipment owned, operated and/or maintained by independent third parties. We will essentially operate as a service provider in the diversified communications industry. We began offering our service in May of this year, following execution of the agreement which allowed us access to a communications network. By relying upon facilities and equipment provided by third parties, we eliminate the costly investment in capital which might otherwise be required. Our capital requirements will primarily consist of payments for network access, other costs of our service, together with general and administrative expenses necessary to run our business.

(B) Revenue. Initially, we expect our revenues will be provided by services fees paid by our customers, together with receipts from the sale of long distance calling cards. We currently offer flat rate, domestic long distance service throughout the continental United States. Our customers pay a flat monthly service fee for unlimited long distance service. We also sell domestic, long distance calling cards. Accordingly, our revenue is directly related to the number of customers which we obtain. In order to cover our overhead and satisfy payments to our network provider, it is necessary that we obtain a substantial number of new customers.

          In order to attract the large number of new customers which we need to become profitable, we hope to direct our marketing efforts to large groups of individuals and small businesses. Our initial marketing efforts will be geared toward affinity groups, such as members of credit union associations and retired persons. We also hope to target colleges, universities and other named accounts through direct sales efforts. Members of our marketing staff are continually involved in promotional programs directed to these groups in an effort to attract additional customers. We hope by appealing to these large organizations that our marketing costs will be held to a minimum while our customer base can increase rapidly.

          We also hope to target members of the general public through additional means of marketing. We intend to upgrade our existing website to include links which will allow customers to subscribe for service directly on the Internet. Pending receipt of additional working capital, we also intend to conduct advertising through radio, billboard and other means of mass communications.

          Prepaid calling cards represent another potential source of revenue for us. Through our agreement with a leading national vendor of prepaid long distance calling cards, we currently anticipate offering prepaid, domestic long distance calling cards in approximately 30,000 retail locations throughout the United States. The vendor acts as a distributor on our behalf and pays us a negotiated percentage over our costs for this service. We hope this facet of our revenue will grow quickly in the immediate future.

          As we expect our revenues will be derived from prepaid calling cards and monthly service fees, it is not anticipated that collection of accounts receivable will be a material part of our business. Customer service fees will be billed monthly to our customers' credit card and monitored closely by our customer service department. Delinquencies can be addressed quickly, through discontinuation of service if necessary. Calling cards fees will be paid by the distributor on a monthly basis.

(C) Costs and Expenses. The expenses of our operation generally include costs of service, general and administrative expenses. Our cost of goods sold is based on our agreement with our network provider and will vary depending on whether calls are on or off the network. On-network calls are those calls placed from a location where the network provider has a switch colocated with the local telephone provider. Off-network originating calls are placed to a location where the provider has no such switch, and calls must rely on toll free access to our network provider. On-network calls are billed to us at a flat monthly rate throughout the United States. For off-network calls, we must pay a switching fee, depending on intrastate versus interstate call transmission. Our network provider is continually expanding its network and accordingly, we expect a majority of our service will be provided on-network. In any event, our agreement with our network provider requires a minimum monthly payment of $50,000 beginning in August, 2000. Until we reach that level of service, we expect to lose money.

          We also will contract with a call center as a source of customer service and support. Such service will be provided by an independent third party through a contractual relationship with us. This relationship requires payments based on the number of functions performed on our behalf during the term of the contract. As our revenue grows in the future, we expect to continuously monitor this arrangement to insure its adequacy and cost effectiveness. However, we expect it to be adequate for our needs for the foreseeable future.

          General and administrative expenses consist primarily of management and administrative support, public relations, marketing and advertising. We anticipate that advertising and marketing will require substantial expenditures in the immediate future as we endeavor to build our customer base quickly and build brand recognition throughout the country. Depending upon our success in raising additional capital, we expect to conduct radio and outdoor advertising, as well as various promotion and other marketing programs. Finally, a substantial investment will be made in public relations in an effort to gain nationwide acceptance of our name.

(D) Capital Requirements. Due to the fact that we do not own or operate our own network, we expect our capital requirements to be relatively limited. Many of our competitors have substantial investments in fiber optic cable, switches and other hardware necessary to operate a nationwide network of communications. However, we believe we can successfully operate our business without substantial investment in capital. Accordingly, our capital requirements will be limited to costs of service, general and administrative expense until our revenue is sufficient to support those items.

Liquidity and Capital Resources.

(A) June 30, 2000. At June 30, 2000, we had a deficit in working capital of $(767,072), consisting of current assets of $246,256 and current liabilities of $1,013,328. We also had a substantial deficit in shareholders equity of $(734,696). As stated in the report of our independent accountants, our continued existence as a going concern is dependent upon our ability to obtain capital from outside sources, as well as generate cash from operations. At June 30, 2000, we were still in the development stage with very limited revenue.

          Our greatest needs for capital as we enter the 2001 fiscal year include contract payments to our network provider, payment of general and administrative expenses and retirement of short-term debt. Our agreement with our communications network provider requires minimum monthly payments of $50,000 beginning in August of 2000, the sum of which will total $600,000 during fiscal 2001. That commitment was made with the expectation that our customer revenue would increase at a rate sufficient to satisfy the obligation shortly after it arose. As of the date of our prospectus, our revenues are insufficient to satisfy that payment, and accordingly, we expect that cash from outside sources will be necessary to pay the obligation.

          During the six month period ended June 30, 2000, we borrowed $1,000,000 from private individuals or entities, $925,000 of which remained outstanding at June 30, 2000. The proceeds of those loans were utilized to pay operating expenses and settlement of certain litigation. These notes are payable in full on June 21, 2001. We also require cash for payment of general and administrative expenses, including ongoing salaries, legal and accounting fees. See Item 6, Plan Of Operation, for a more complete description of our anticipated capital requirement for the coming fiscal year.

          Our acquisition of Wallstreet in June of this year was designed in part to facilitate financing. We believe it is easier for development stage entities to obtain financing as a publicly, rather than privately held, entity. Toward that end, we negotiated an agreement with Wallstreet.

          In May, 2000, we executed a non-binding letter of intent with a financial services company to sell up to $10,000,000 of our common stock to obtain additional financing. Subject to certain conditions, including execution of a definitive purchase agreement, an affiliate of that financial services company has agreed to purchase up to $10,000,000 of our common stock at a discount from the trading price as reported on the OTC Bulletin Board. It is anticipated that the sale of our common stock will be made to the purchaser pursuant to exemptions from the registration requirements imposed by federal and state securities laws. However, we intend to file a registration statement with the Securities and Exchange Commission to register the proposed sale of our common stock by the purchaser in that transaction. Pending execution of a definitive agreement and satisfaction of other conditions in the letter of intent, including the trading volume and price of our common stock, there can be no assurance that this transaction will be completed. In the event we are unsuccessful in completing that transaction, we intend to solicit other equity financing to meet our capital requirements. We do not believe that we are a viable candidate for conventional debt financing, as we have no history of operations and few assets with which to secure such borrowing.

          In addition to the short term financing discussed above, we financed our capital requirements during the six months ended June 30, 2000 through the sale of our common stock in a private transaction. We sold 500,000 shares of our common stock to two private investors in exchange for cancellation of promissory notes in the amount of $252,952, including principal and interest. The proceeds of that financing were used to defer operating expenses set forth in more detail below.

(B) December 31, 1999 At December 31, 1999, we had a deficit in working capital of $(8,608), consisting of current assets of $4,215 and current liabilities of $12,823. We also had a deficit in shareholders' equity at that time. We were only organized on December 2, 1999, and efforts during the period ended December 31, 1999 were limited to developing our business plan.

Results of Operation.

     Our operations include those of Pipeline, our wholly-owned subsidiary, through which we conduct all of our business.

(A) Six months ended June 30, 2000. During the six month period ended June 30, 2000, we realized a net loss of $979,047, or $0.12 per share, on $1,095 of total revenue. We remained in the development stage during that time, without significant revenue from operations. During this period, we were successful in executing an agreement for access to a private network through which we intend to offer communications services, although we had not yet obtained significant customers. As a result, our revenue was insubstantial.

          During the six months ended June 30, 2000, general and administrative expenses represented our greatest expense. A majority of those expenses, in turn, were related to costs of our merger with Pipeline and resolution of a dispute with former shareholders of another communications company. We paid a total of $611,860 in connection with the merger and to resolve that dispute, all of which was expensed during the six month period. See Legal Proceeding for a more complete description of that dispute. Salaries accounted for approximately $75,000 of expense during the six months, while advertising and promotion added approximately $34,000 of expense. We also paid $137,500 in investment banking fees in connection with financing which we obtained during the period.

          We expect to incur losses until such time as our revenue is sufficient to cover our cost of goods sold and our general and administrative expenses. However, due to our limited operating history, we are unable to predict with any degree of accuracy when that time will come.

(B) Inception through December 31, 1999. During the period from inception (December 2, 1999) through December 31, 1999, we realized a net loss of $9,608, or $0.00 per share, on no revenue. During that period, we were only recently organized and had not yet implemented our business plan. Our loss was related to general and administrative expenses associated with our business, including rent, salary and office expense.

          During the period from inception through June 30, 2000, we realized a net loss of $988,655, or $0.12 per share.

Special Factors

     In addition to the other factors set forth in this Report, investors should be aware of the following factors which may affect our business, results of operations and/or financial condition in the future:

     We are entirely dependent on a third party for access to the network. Due to our limited working capital and operating experience, we are entirely dependent on our network provider for access to the network essential to providing our service. As a result, we are entirely dependent on our network provider to operate our business. An interruption or failure in their network or termination of service would adversely affect our customers and results of operation. We essentially act as a reseller of service made possible through our network provider. While we believe other network providers may be available, there is no assurance that such access can be obtained on terms which are acceptable or which would result in profit. Furthermore, there is no assurance that our agreement with our network provider can be renewed following its expiration.

     Our success depends on our ability to keep up with rapidly changing technology. We depend on a network, computers, telecommunications equipment and software capabilities to run our business. However, we do not have sufficient capital to invest in development of our own equipment or software. Consequently, we are dependent on the resources of third parties to maintain our technological advantage. Our failure to maintain the competitiveness of our technological capabilities or respond effectively to technological change could negatively affect our business, results of operation or financial condition. We do not invest funds in research and development. We depend on products and services developed by independent third parties for our technology. Our future viability and profitability will depend on numerous factors, including our ability to (i) market our existing technology to a sufficient number of customers; (ii) increase our service offerings to attract additional customers; and (iii) keep up with technological change in our industry. We cannot assure that technologies or services developed by our competitors, especially those in the voice-over-Internet arena, will not render our products or services non-competitive or obsolete.

     In the event we experience difficulty managing our operations, our chances of achieving profitability may be reduced. Our future performance will depend, in part, on our ability to manage our anticipated growth effectively. To that end, we will have to undertake the following tasks:

o Develop our operating, administrative, financial and accounting systems and controls;

o    Improve   coordination  among  our  accounting,   finance,   marketing  and
     operations personnel;

o    Enhance our management information systems capabilities;

o    Evaluate and perfect our customer service; and

o    Hire and train additional qualified personnel.

If we cannot accomplish these tasks, our chances of achieving profitability will be diminished.

     Because we are unable to predict the volume of usage on the network which we lease, we may be forced to enter into disadvantageous contracts that would reduce our operating margins. Because of our limited operating history, we are unable to predict with any degree of accuracy the volume of usage on the network which we lease. Furthermore, since we do not own the network, we are unable to control access by third parties. This may result in overuse in the network, impeding or impairing call quality or transmission. While our network provider has pledged to increase the capacity as our usage increases, there is no assurance it will successfully complete that expansion. We may therefore have to enter into other long-term agreements for leased capacity. Long-term agreements for network capacity may adversely effect our operations and financial performance.

     Our business may suffer if we lose the service of any key personnel. We depend on the continued services of a key management employee. This individual is Timothy J. Murtaugh, President and Chief Executive Officer. Mr. Murtaugh founded the Company and is primarily responsible for marketing the Company's service. The loss of the services of Mr. Murtaugh could adversely affect our business. While we have an employment agreement with Mr. Murtaugh for a period of four years, we maintain no "key man" life insurance on his life. The loss of this individual would adversely affect our business.

     Our failure to attract and retain affiliates, distributors and customers will negatively affect our business. If we are unable to attract and retain affiliates, distributors and customers, our revenues will suffer and adversely affect our results of operations. Our business is dependent on attracting affiliates or affinity groups who we hope will help market our service to their members. These potential affiliates include credit unions, colleges and universities, social, fraternal and other organizations. We also hope to reach additional agreements with distributors to assist in marketing our service to end users. However, our ability to attract affiliates and customers will depend on a number of factors, including:

o Our ability to reach agreement with affinity groups, telephony resellers and individual customers regarding the terms and conditions applicable to our business relationship;

o Our success in marketing our service to potential new and existing affiliates and customers;

o    Pricing by traditional carriers;

o    The rate at which we are able to deploy our service;

o    Consolidation in the telecommunications industry; and

o    The quality of the customer and technical support we provide.

         Any damage to or failure of our system or operations could result in reductions in, or termination of, our service. Our success depends on our ability to provide efficient and uninterrupted, high quality service. The network which we lease, our systems and operations are vulnerable to damage or interruption from natural disasters, power loss, telecommunications failures, physical or electronic break-ins, sabotage, intentional acts of vandalism or similar events that may or may not be beyond our control. The occurrence of any or all of these events could hurt our reputation and cause us to lose customers.


Item 7.   Financial Statements.

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Changes in our accountants

     We retained Stark Tinter & Associates, LLC, independent accountants, to audit our financial statements for the year ended June 30, 2000. Stark Tinter & Associates, LLC replaced Kish Leake & Associates, P.C., who acted as the accountant for us and audited our financial statements for the year ended June 30, 2000. The dismissal of Kish Leake & Associates, P.C. and hiring of Stark Tinter & Associates, LLC was approved by our Board of Directors.

     The reports of Kish Leake & Associates, P.C. for the past two fiscal years did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principles.

     During the Company's two most recent fiscal years and the interim period since that date, there were no disagreements with Kish Leake & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Kish Leake & Associates, P.C., would have caused Kish Leake & Associates, P.C. to make reference to the matter in their report. Further, there were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     During the two most recent fiscal years and any subsequent interim period, the Company has not consulted Stark Tinter & Associates LLC, regarding any matter requiring disclosure.


                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held October 19, 2000.


Item 10. Executive Compensation.

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held October 19, 2000.


Item 11.   Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held October 19, 2000.


Item 12.   Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annul meeting of shareholders to be held October 19, 2000.

                                     PART IV


Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

No.      Description
----     -----------
2(1) Articles of Merger, Pipeline Technologies, Inc., as the survivor and WRS Merger Corp., dated April 28, 2000, as filed with the Secretary of State of the State of Colorado on June 21, 2000.

3.1(2) Articles of Incorporation, Colorado, of Wallstreet Racing Stables, Inc. as filed on July 18, 1995 with the Colorado Secretary of State.

3.2(2) Articles of Amendment to the Articles of Incorporation of Wallstreet Racing Stables, Inc., as filed on September 18, 1995 with the Colorado Secretary of State.

3.3(2)   Bylaws of Wallstreet Racing Stables, Inc.

3.4(2)   Amendment to the Bylaws of Wallstreet Racing Stables, Inc.

4(2)     Form of Certificate for Common Stock.

9        Not applicable.

10.1(*) Employment Agreement between Pipeline Technologies, Inc. and Timothy J. Murtaugh dated May 1, 2000.

10.2(*) Employment Agreement between Pipeline Technologies, Inc. and Robert L. Maige dated July 1, 2000.

10.3(*) Lease between Pipeline Technologies, Inc. and Upchurch-Sutton, Inc., dated February 28, 2000.

10.4(*) Financial Advisory Agreement between Pipeline Technologies, Inc. and LM Investment Group, Inc. dated May 1, 2000.

10.5(*4) Services Agreement dated May 1, 2000 between Pipeline
         Technologies, Inc. and a network provider.

10.6(*4) Resale and Distribution  Agreement dated April 24, 2000 between
         Pipeline  Technologies,  Inc. and a national calling card distributor.

10.7(*)  Form of Convertible Loan Agreement dated June 21, 2000.

10.8(2)  Non-Qualified Stock Option and Grant Plan dated August 1, 1995.

11       Not applicable.

12       Not applicable.

16(3) Letter, dated August 21, 2000, from former certifying accountant, Kish Leake & Associates, P.C.

21(*)    List of subsidiaries.

23       Not applicable.

24       Not applicable.

25       Not applicable.

26       Not applicable.

27(*)    Financial Data Schedule.

99       Not applicable.

-------------------------------
* Filed herewith.

(1) Filed as an Exhibit to Form 8-K dated July 5, 2000 and incorporated herein by reference.

(2) Filed as an Exhibit to Form SB-2, File No. 333-29859, on June 20, 1997 and incorporated herein by reference.

(3) Filed as an Exhibit to Form 8-K/A dated July 24, 2000 and incorporated herein by reference.

(4) Material identifying the party to this agreement has been omitted pursuant to a request for confidential treatment and filed separately with the Commission.
-------------------------------

(b)  Reports on Form 8-K.

          (i) Form 8-K dated June 21, 2000 to report changes in control of Registrant;

          (ii) Form 8-K/A dated June 21, 2000 to report Financial Statements, Proforma Financial Information and Exhibits;

          (iii)Form 8-K dated July 24, 2000 to report Changes In Registrant's Certifying Accountant;

          (iv) Form 8-K/A dated July 24, 2000 to report Changes In Registrant's Certifying Accountant; and

          (v)  Form 8-K dated August 22, 2000 to report Change In Fiscal Year.

                                    PART F/S

Item 7: Financial Statements
============================


                          Index to Financial Statements

                                                                          Page

Report of Independent Auditors.                                            F-2

Consolidated Balance Sheets at December 31, 1999 and June 30, 2000.        F-3

Consolidated  Statements of  Operations  for the six months ended June     F-4
30, 2000, December 2, 1999 (Inception) through December 31, 1999, and December 2, 1999 (Inception) through June 30, 2000.

Consolidated  Statement  of  Stockholders'  (Deficit)  for the  period     F-5
December 2, 1999 (Inception) to June 30, 2000.

Consolidated Statement of Cash Flows for the six months ended June 30,     F-6
2000, December 2, 1999 (Inception) through December 31, 1999, and December 2, 1999 (Inception) through June 30, 2000.

Notes to Consolidated Financial Statements                                 F-7

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors

Wallstreet Racing Stables, Inc. dba Pipeline Technologies, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Wallstreet Racing Stables, Inc. dba Pipeline Technologies, Inc., A Development Stage Company, as of December 31, 1999 and June 30, 2000, and the related statements of operations, stockholders' (deficit) and cash flows for the period December 2, 1999 (inception) to December 31, 1999 and the six months ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wallstreet Racing Stables, Inc. dba Pipeline Technologies, Inc., A Development Stage Company, as of December 31, 1999 and June 30, 2000, and the results of its operations, and its cash flows for the period December 2, 1999 (inception) to December 31, 1999 and the six month period ended June 30, 2000, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Tinter & Associates, LLC
----------------------------------
Stark Tinter & Associates, LLC
Denver, Colorado

August 4, 2000



         WALLSTREET RACING STABLES, INC. DBA PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEETS


  ASSETS

                                                            December 31, 1999     June 30, 2000
                                                          --------------------  ------------------
CURRENT ASSETS
      Cash                                                $        395          $      228,055
      Accounts receivable-related party                          3,820                  18,201
                                                          --------------------  ------------------

                 Total current assets                            4,215                 246,256
                                                          --------------------  ------------------

PROPERTY AND EQUIPMENT, net of depreciation                       -                    32,376
                                                          --------------------  ------------------
                                                          $      4,215          $      278,632
                                                          ====================  ==================

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses               $        596          $       75,001
      Accrued expenses-related party                            12,227                  13,327
      Notes payable                                               -                    925,000
                                                          --------------------  ------------------

                 Total current liabilities                      12,823               1,013,328
                                                          --------------------  ------------------

STOCKHOLDERS' (DEFICIT)
      Common stock, $0.001 par value, 15,000,000 shares
        authorized, 8,453,425 and 9,949,383 shares issued
        and outstanding                                          1,000                   1,500
      Additional paid in capital                                  -                    252,459
      Deficit accumulated during the development stage          (9,608)               (988,655)
                                                          --------------------  ------------------

                                                                (8,608)               (734,696)
                                                          --------------------  ------------------

                                                          $      4,215          $      278,632
                                                          ====================  ==================


   The Notes to Financial Statements are an integral part of these statements


         WALLSTREET RACING STABLES, INC. DBA PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 DECEMBER 2, 1999       DECEMBER 2, 1999
                                                             SIX MONTHS            (INCEPTION)            (INCEPTION)
                                                               ENDED                 THROUGH                THROUGH
                                                            JUNE 30, 2000       DECEMBER 31, 1999        JUNE 30, 2000
                                                          -----------------     ------------------     ------------------

REVENUES                                                 $      1,095           $    -                 $     1,095

 COST OF GOODS SOLD                                             2,137                -                       2,137
                                                          -----------------     ------------------     ------------------

 GROSS (LOSS)                                                  (1,042)               -                      (1,042)
                                                          -----------------     ------------------     ------------------

 GENERAL AND ADMINISTRATIVE EXPENSES                          976,569               9,608                  986,177
                                                          -----------------     ------------------     ------------------

 (LOSS) FROM OPERATIONS                                      (977,611)             (9,608)                (987,219)
                                                          -----------------     ------------------     ------------------
OTHER INCOME (EXPENSE)
    Rental income                                               4,260                -                       4,260
    Interest expense                                           (5,696)               -                      (5,696)
                                                          -----------------     ------------------     ------------------

                                                               (1,436)               -                      (1,436)
                                                          -----------------     ------------------     ------------------

NET (LOSS)                                                $  (979,047)          $  (9,608)             $  (988,655)
                                                          =================     ==================     ==================
PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)     8,502,406             8,453,425              8,495,906
                                                          =================     ==================     ==================

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)           $   (0.12)            $    (0.00)            $    (0.12)
                                                          =================     ==================     ==================


   The Notes to Financial Statements are an integral part of these statements


         WALLSTREET RACING STABLES, INC. DBA PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                CONSOLIDATED STATEMENT OF STOCKHOLDERS' (DEFICIT)
          FOR THE PERIOD DECEMBER 2, 1999 (INCEPTION) TO JUNE 30, 2000



                                                             Common Stock          Additional                     Total
                                                         ---------------------     Paid in      Accumulated   Shareholders'
                                                          Shares      Amount       Capital        Deficit       (Deficit)
                                                         ---------    --------    ----------    -----------   -------------

Balance, December 2, 1999                                     -       $ -         $   -         $    -        $    -

     Stock issued at inception                           8,453,425     1,000          -              -            1,000

     Net (loss) for the period ended December 31, 1999         -        -           (9,608)        (9,608)       (9,608)
                                                         ---------    --------    ---------     -----------   ----------

Balance, December 31, 1999                               8,453,425     1,000          -            (9,608)       (8,608)

     Shares issued for reorganization                      995,958      -             -              -             -

     Shares issued for conversion of notes                 500,000       500       252,459           -          252,959

     Net (loss) for the six months ended June 30, 2000         -        -             -          (979,047)     (979,047)
                                                         ---------    --------    ---------     -----------   ----------

Balance, June 30, 2000                                   9,949,383    $1,500      $252,459      $(988,655)    $(734,696)
                                                         =========    ========    =========     ===========   ==========


   The Notes to Financial Statements are an integral part of these statements


         WALLSTREET RACING STABLES, INC. DBA PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 DECEMBER 2, 1999       DECEMBER 2, 1999
                                                             SIX MONTHS            (INCEPTION)            (INCEPTION)
                                                               ENDED                 THROUGH                THROUGH
                                                            JUNE 30, 2000       DECEMBER 31, 1999        JUNE 30, 2000
                                                          -----------------     ------------------     ------------------

OPERATING ACTIVITIES
        Net (loss)                                        $  (979,047)          $  (9,608)             $  (988,655)
        Adjustments to reconcile net (loss) to net cash
           flows from operating activities:
              Depreciation                                      1,005                -                       1,005
        Changes in:
           Accounts receivable-related party                  (14,381)             (3,820)                 (18,201)
           Accounts payable and accrued expenses               74,405                 596                   75,001
           Accrued expenses-related party                       1,100              12,227                   13,327
                                                          -----------------     ------------------     ------------------
              Net cash (used in) operating  activities       (916,918)               (605)                (917,523)
                                                          -----------------     ------------------     ------------------
INVESTING ACTIVITIES
     Purchase of property and equipment                       (33,381)               -                     (33,381)
                                                          -----------------     ------------------     ------------------
              Net cash (used in) investing activities         (33,381)               -                     (33,381)
                                                          -----------------     ------------------     ------------------

FINANCING ACTIVITIES
     Proceeds from issuance of stock                             -                  1,000                    1,000
     Proceeds from note payable                             1,252,959                -                   1,252,959
     Payments on notes payable                                (75,000)               -                     (75,000)
                                                          -----------------     ------------------     ------------------

              Net cash provided by financing activities     1,177,959               1,000                1,178,959
                                                          -----------------     ------------------     ------------------

                 Net increase in cash                         227,660                 395                  228,055

CASH AT BEGINNING OF YEAR                                         395                -                        -
                                                          -----------------     ------------------     ------------------

CASH AT END OF YEAR                                       $   228,055           $     395              $   228,055
                                                          =================     ==================     ==================
SUPPLEMENTAL CASHFLOW INFORMATION:
     Cash paid for:
        Interest                                          $      -              $    -                 $      -
                                                          =================     ==================     ==================

        Income taxes                                      $      -              $    -                 $      -
                                                          =================     ==================     ==================

NON CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of notes payable to common stock          $   252,959           $    -                 $   252,959
                                                          =================     ==================     ==================


   The Notes to Financial Statements are an integral part of these statements

         Wallstreet Racing Stables, Inc. dba Pipeline Technologies, Inc.
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements


Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

          On July 18, 1995 Wallstreet Racing Stables, Inc. (the Company) was incorporated under the laws of Colorado. Wallstreet Racing Stables, Inc.'s primary purpose was to engage in all phases of the thoroughbred horse racing industry.

          On June 21, 2000 Pipeline Technologies, Inc. (Pipeline) completed a reorganization with Wallstreet Racing Stables, Inc., which at that time had no assets or liabilities. In conjunction therewith, Wallstreet Racing Stables, Inc. issued 8,453,425 (89%) shares of its common stock for all of the issued and outstanding common shares of Pipeline. This reorganization has been accounted for as though it were a recapitalization of Pipeline and sale by Pipeline of 995,958 (11%) shares of common stock in the exchange for the net assets of Wallstreet Racing Stables, Inc. The Company is in the business of providing telecommunications services and doing business as Pipeline Technologies, Inc.

     Basis of reporting

          The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

          The Company has experienced recurring losses from operations as a result of its general and administrative expenses necessary to achieve its operating plan which is long-range in nature. For the period ended December 2, 1999 (inception) through December 31, 1999 and the six months ended June 30, 2000 the Company realized net losses of $9,608 and $979,047, respectively. In addition, the Company has a working capital deficit of $767,072 at June 30, 2000.

          The Company's ability to continue as a going concern is contingent upon its ability to secure financing from outside sources, implement its business plan and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets.

          The Company is pursuing financing for its operations and seeking additional private placement investment. Failure to secure such financing or to raise additional private placement investment may result in the Company depleting its available funds and not being able pay its obligations or begin operations.

          The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the possible inability of the Company to continue as a going concern.

        Wallstreet Racing Stables, Inc. dba Pipeline Technologies, Inc.
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements


     Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Depreciation

          Property  and  equipment  are   depreciated  or  amortized  using  the
          straight-line method over the following estimated useful lives:

               Furniture and office equipment              3-5 years
               Leasehold Improvements                      5 years

         Depreciation expense for the six month period ended June 30, 2000 was $1,005. There was no depreciation expense for the period December 2, 1999 (inception) through December 31, 1999.

     Fair value of financial instruments

          Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2000. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

     Impairment of long-lived assets

          The Company periodically reviews the carrying amount of its identifiable assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceed their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual results could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of June 30, 2000, management does not believe there is any impairment of the carrying amounts of assets.

     Revenue recognition

          Revenue is recognized when telecommunications service are performed.

     Advertising costs

         The Company expenses all costs of advertising as incurred. Total advertising expense for the period December 2, 1999 (inception) through December 31, 1999 and the six month period ended June 30, 2000 was $6,767 and $34,449, respectively.

        Wallstreet Racing Stables, Inc. dba Pipeline Technologies, Inc.
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements


     Income taxes

         The Company follows Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("SFAS No. 109") for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is provided to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

     Net (Loss) per Common Share

         The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented common stock equivalents were not considered as their effect would be anti- dilutive.

     Comprehensive Income

          The Company follows Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in the financial statements.

     Segment Reporting

          The Company follows Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

     Cash and cash equivalents

          The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

     Estimates

         The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

        Wallstreet Racing Stables, Inc. dba Pipeline Technologies, Inc.
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements


     Recent Pronouncements

         The FASB recently issued Statement No 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of Effective Date of FASB Statement No. 133". The Statement defers for one year the effective date of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". The rule now will apply to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement permits early adoption as of the beginning of any fiscal quarter after its issuance. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company.


Note 2. PROPERTY AND EQUIPMENT

     The following is a summary of property and equipment at cost, less accumulated depreciation at June 30, 2000:

       Furniture and fixtures                            $     19,549
       Leasehold improvements                                  13,832
                                                         -------------
                                                               33,381
       Less: Accumulated depreciation                           1,005
                                                         -------------
                Total                                    $     32,376
                                                         =============


Note 3. NOTES PAYABLE

     Convertible notes payable were issued for cash to be used for operations.

     The following are summaries of notes payable at June 30, 2000:

          Short-term:
               12% convertible notes, interest payable semi-annually, convertible including accrued interest, at the holders' discretion into shares of Common Stock at rate of
               $2.00 per share
                                                                      $925,000
                                                                      ========

Note 4.  CONTINGENCIES

     The Company is a defendant in a lawsuit filed by a former affiliate alleging fraud in the inducement to enter into a settlement agreement. Plaintiff also alleges lost opportunity. The Company feels that the claims are barred by the former settlement agreement. Additionally, the Company has an indemnity agreement with LM Investment Group ("LM"). The Company believes the claims are without merit and intends to vigorously defend them. The Company will also look to LM if any loss is ascribed to the Company.


Note 5. STOCKHOLDERS' EQUITY

     At inception Pipeline issued 8,453,425 shares of common stock for cash aggregating $1,000.

     During the six months ended June 30, 2000, the Company accepted $252,959 worth of stock subscriptions in conversion of notes payable.

        Wallstreet Racing Stables, Inc. dba Pipeline Technologies, Inc.
                           A Development Stage Company
                 Notes to the Consolidated Financial Statements


Note 6. INCOME TAXES

     The Company has a Federal net operating loss carryforward of approximately $989,000, which will expire between the years 2018 and 2019. The deferred tax asset relating to the tax benefit of this net operating loss has been offset by a full allowance for realization.


Note 7. RELATED PARTY TRANSACTIONS

     Certain officers of the Company loan money to the Company at various times during the year when cash is needed. The balance due these officers was $13,327 at June 30, 2000.

     The Company leases office space to a company owned by an officer of the Company for $2,130 per month. Total rental income collected for the six months ended June 30, 2000 was $4,260.


Note 8. CONCENTRATION OF CREDIT RISK

     The Company's funds are deposited in a federally insured institution which insures deposits up to $100,000. As of June 30, 2000 the funds under deposit exceed this insured amount by $126,968.


NOTE 9. LEASE OBLIGATION

     The Company leases office space under an operating lease arrangement. The lease expires on March 31, 2005.

         Minimum future lease payments on the office lease are as follows:

                Year        Amount
                ----       --------
                2001     $  61,992
                2002        64,239
                2003        66,492
                2004        68,739
                2005        17,325
                         ----------
                         $ 278,787
                         ==========

     For the six month period ended June 30, 2000, the amount charged to operations for rent expense was $5,352. There was no rent expense charged to operations for the period December 2, 1999 (inception) to December 31, 1999.

                                      F-11

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Jacksonville, Florida on the 3rd day of October, 2000.

                                       WALLSTREET RACING STABLES, INC.

                                       By:  /s/ Timothy J. Murtaugh
                                            -----------------------------------
                                            Timothy J. Murtaugh, President,
                                            Chief Executive Officer

Pursuant to the requirements of the Security Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                    Title                              Date
-------------------------     --------------------------         ---------------

/s/ Timothy J. Murtaugh       President, Chief Executive         October 3, 2000
-------------------------     Officer, and Director              ---------------
Timothy J. Murtaugh


/s/ Robert L. Maige, Jr.      Chief Financial Officer,           October 3, 2000
-------------------------     Treasurer and Director             ---------------
Robert L. Maige, Jr.


/s/ John D. McKey, Jr.        Director
-------------------------                                        October 3, 2000
John D. McKey, Jr.                                               ---------------



                                       23