Form 10KSB/A
period 2000-06-30
WALLSTREET RACING STABLES INC
filed 2000-10-05
CIK 1040751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

3.3(2)       Bylaws of Wallstreet Racing Stables, Inc.

3.4(2)       Amendment to the Bylaws of Wallstreet Racing Stables, Inc.

4(2)         Form of Certificate for Common Stock.

9            Not applicable.

10.1(5) Employment Agreement between Pipeline Technologies, Inc. and Timothy J. Murtaugh dated May 1, 2000.

10.2(5) Employment Agreement between Pipeline Technologies, Inc. and Robert L. Maige dated July 1, 2000.

10.3(5) Lease between Pipeline Technologies, Inc. and Upchurch-Sutton, Inc., dated February 28, 2000.

10.4(5) Financial Advisory Agreement between Pipeline Technologies, Inc. and LM Investment Group, Inc. dated May 1, 2000.

10.5(4,5)    Services Agreement dated May 1, 2000 between Pipeline
             Technologies, Inc. and a network provider.

10.6(4,5)    Resale and  Distribution  Agreement dated April 24, 2000 between
             Pipeline Technologies, Inc. and a national calling card distributor.

10.7(5)      Form of Convertible Loan Agreement dated June 21, 2000.

10.8(2)      Non-Qualified Stock Option and Grant Plan dated August 1, 1995.

11           Not applicable.

12           Not applicable.

16(3) Letter, dated August 21, 2000, from former certifying accountant, Kish Leake & Associates, P.C.

21(5)        List of subsidiaries.

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

(5) Filed as an Exhibit to our Annual Report on Form 10-KSB, filed October 3, 2000 and incorporated herein by reference.

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

     (ii) Form 8-K/A dated June 21, 2000 to report Financial Statements, Proforma Financial Information and Exhibits;

     (iii)Form 8-K dated July 24, 2000 to report Changes In Registrant's Certifying Accountant;

     (iv) Form 8-K/A dated July 24, 2000 to report Changes In Registrant's Certifying Accountant; and

     (v)  Form 8-K dated August 22, 2000 to report Change In Fiscal Year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Jacksonville, Florida on the 5th day of October, 2000.

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

Signatures                    Title                              Date
-------------------------     --------------------------         ---------------

/s/ Timothy J. Murtaugh       President, Chief Executive         October 5, 2000
-------------------------     Officer, and Director              ---------------
Timothy J. Murtaugh


/s/ Robert L. Maige, Jr.      Chief Financial Officer,           October 5, 2000
-------------------------     Treasurer and Director             ---------------
Robert L. Maige, Jr.


/s/ John D. McKey, Jr.        Director
-------------------------                                        October 5, 2000
John D. McKey, Jr.                                               ---------------