Form 10QSB
period 2000-09-30
PIPELINE TECHNOLOGIES INC
filed 2000-11-20
CIK 1040751

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   September 30, 2000
                                                 --------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



                         Commission file number 0-23823
                                                -------


                           PIPELINE TECHNOLOGIES, INC.
              ----------------------------------------------------
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


                                 (904) 346-0170
              -----------------------------------------------------
              (Registrant's telephone number, including area code)


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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class of Stock                     Amount Outstanding
  ------------------------           ----------------------------
    $.001 par value                  9,949,383 shares outstanding
     Common Stock                        at November 10, 2000

                           PIPELINE TECHNOLOGIES, INC.

                                      Index

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet (unaudited) at September 30, 2000       1

          Consolidated  Statements  of  Operations  (unaudited)  for the three months ended September 30, 2000 and from December 2, 1999
          (inception) September 30, 2000.                                    2

          Consolidated  Statements  of Cash  Flows  (unaudited)  for the three months  ended  September  30, 2000 and from  December 2,
          1999 (inception) to September 30, 2000.                            3

          Notes to Consolidated Financial Statements (unaudited)             4

Item 2.   Management's Discussion and Analysis or Plan of Operation
          and Financial Condition                                            6

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  8

Item 2.   Changes in Securities                                              8

Item 3.   Defaults on Senior Securities                                      8

Item 4.   Submission of Matters to a Vote of Security Holders                8

Item 5.   Other Information                                                  8

Item 6.   Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                  10

                           PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2000
                                  (unaudited)


  ASSETS
CURRENT ASSETS
      Cash                                                 $        34,256

PROPERTY AND EQUIPMENT, net of depreciation                         33,846

OTHER ASSETS
      Deposits                                                      40,000
                                                           ----------------

                                                           $       108,102
                                                           ================

            LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                $       254,929
      Accrued expenses-related party                                28,436
      Accrued interest - related party                              30,748
      Notes payable -  related party                             1,025,000
                                                           ----------------
                 Total current liabilities                       1,339,113
                                                           ----------------

STOCKHOLDERS' (DEFICIT)
      Common stock, $0.001 par value, 15,000,000 shares
        authorized, 9,949,383 shares issued
        and outstanding                                              1,500
      Additional paid in capital                                   252,459
      Deficit accumulated during the development stage          (1,484,970)
                                                           ----------------
                                                                (1,231,011)
                                                           ----------------
                                                           $       108,102
                                                           ================

               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements


                           PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                                                 DECEMBER 2, 1999
                                                              THREE MONTHS         (INCEPTION)
                                                                  ENDED              THROUGH
                                                           SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                           ------------------   ------------------

 REVENUES                                                  $      12,753        $       13,848

 COST OF GOODS SOLD                                               64,858                66,995
                                                           ------------------   ------------------
 GROSS (LOSS)                                                    (52,105)              (53,147)
                                                           ------------------   ------------------
 GENERAL AND ADMINISTRATIVE EXPENSES                             422,589             1,408,766
                                                           ------------------   ------------------
 (LOSS) FROM OPERATIONS                                         (474,694)           (1,461,913)
                                                           ------------------   ------------------
OTHER INCOME (EXPENSE)
     Rental income                                                 6,390                10,650
     Interest expense                                            (28,011)              (33,707)
                                                           ------------------   ------------------
                                                                 (21,621)              (23,057)
                                                           ------------------   ------------------
NET (LOSS)                                                 $    (496,315)       $   (1,484,970)
                                                           ==================   ==================
PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING (BASIC AND DILUTED)        9,949,383             8,952,078
                                                           ==================   ==================

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)            $       (0.05)       $        (0.17)
                                                           ==================   ==================



               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements


                           PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                 DECEMBER 2, 1999
                                                              THREE MONTHS         (INCEPTION)
                                                                 ENDED               THROUGH
                                                           SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                           ------------------   ------------------
OPERATING ACTIVITIES
                Net cash flow from operating  activities   $ (290,195)          $ (1,207,718)
                                                           ------------------   ------------------
INVESTING ACTIVITIES
     Purchase of property and equipment                        (3,604)               (36,985)
                                                           ------------------   ------------------
                Net cash (used in) investing activities        (3,604)               (36,985)
                                                           ------------------   ------------------
FINANCING ACTIVITIES
     Proceeds from issuance of stock                             -                     1,000
     Proceeds from note payable                               100,000              1,352,959
     Payments on notes payable                                   -                   (75,000)
                                                           ------------------   ------------------
                Net cash provided by financing activities     100,000              1,278,959
                                                           ------------------   ------------------

                    Net increase (decrease) in cash          (193,799)                34,256

CASH AT BEGINNING OF PERIOD                                   228,055                   -
                                                           ------------------   ------------------
CASH AT END OF PERIOD                                        $ 34,256               $ 34,256
                                                           ==================   ==================
SUPPLEMENTAL CASHFLOW INFORMATION:
     Cash paid for:
         Interest                                          $     -              $      -
                                                           ==================   ==================
         Income taxes                                      $     -              $      -
                                                           ==================   ==================
NON CASH INVESTING AND FINANCING ACTIVITIES:
     Conversion of notes payable to common stock           $     -              $    252,959
                                                           ==================   ==================



               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements

                           PIPELINE TECHNOLOGIES, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the audited consolidated financial statements of the Company as of June 30, 2000, including notes thereto, included in the Company's Form 10-KSB.

The Company was incorporated on December 2, 1999 and therefore, does not have comparable information for the corresponding previous fiscal year.


(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered as their effect would be anti-dilutive.


(3)  Related Party Transactions

The Company leased office space to a company owned by an officer of the Company for $2,130 per month. Total rental income collected for the three months ended September 30, 2000 was $6,390.

Certain officers of the Company loan money to the Company at various times during the year when cash is needed. The balance due these officers was $28,436 at September 30, 2000.

During the three months ended September 30, 2000, the Company received an unsecured loan of $100,000 from a related party. The note earns interest at a rate of 12% per annum and is due December 15, 2000.


(4)  Contingencies

The Company is a defendant in a lawsuit filed by a former affiliate alleging fraud in the inducement to enter into a settlement agreement. Plaintiff also alleges lost opportunity. The Company feels that the claims are barred by the former settlement agreement. Additionally, the Company has an indemnity agreement with LM Investment Group ("LM"). The Company believes the claims are without merit and intends to vigorously defend them. The Company will also look to LM if any loss is ascribed to the Company. The lost opportunity claim has been dismissed by order of the court.


(5)  Subsequent Events

In October 2000, the Company received a $150,000 convertible loan from an unrelated party. The note earns interest at a rate of 12% per annum and is due in November 2000.

In October 2000, the Company received a $150,000 convertible loan from a related party. The note earns interest at a rate of 12% per annum and is due in November 2000.

In October 2000, the Company entered into a convertible preferred stock purchase agreement with an unrelated third party. The third party agreed to purchase 200 shares of the Company's Series A Convertible Preferred Stock in exchange for $10,000,000.

                           PIPELINE TECHNOLOGIES, INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Introduction

     The following discussion and analysis covers (i) material changes in the financial condition and liquidity of Pipeline Technologies, Inc. (the "Company") since fiscal year end June 30, 2000 and (ii) the results of operations for the three months ended September 30, 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the transition period ended June 30, 2000 as filed with the Securities and Exchange Commission.

     This Report (including any documents incorporated herein by reference) contains "forward- looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's need for working capital, future revenues and plan of operation and are identified by words such as "anticipates,' "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, those discussed below. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements.

     Reference is made to the exhibits to this Report. The discussion contained herein is qualified in its entirety by reference to those exhibits.

Liquidity and Capital Resources

     At September 30, 2000, Pipeline Technologies, Inc. (the "Company") continued to suffer from a lack of working capital. At that date, the Company had a deficit in working capital of $1,304,857, a decrease of $537,785 from fiscal year end June 30, 2000. At September 30, 2000, the Company's current liabilities of $1,339,113 substantially exceeded its current assets. The Company also had a deficit in shareholder's equity of $1,231,011. The Company remains dependent on receipt of financing from outside sources to continue in operation.

     The Company's current liabilities include $254,929 of accounts payable and accrued expenses payable to independent third parties. The most significant obligations, however, are notes payable to related parties. The Company has borrowed approximately $1,000,000 from directors and/or principal shareholders to meet its short-term cash requirements. All of that amount, plus accrued interest, is due in June, 2001.

     Subsequent to September 30, 2000, the Company borrowed an additional $300,000 on a short term basis. This obligation bears interest at 12% per annum and is due in November, 2000 or upon closing of the financing discussed below, whichever first occurs.

     During the three month period ended September 30, 2000, the Company's cash flow was limited to $100,000 advanced by a related party. Overall, cash decreased $193,799 from fiscal year end. All of that amount was spent on operations. The Company expects that its operations in the future will continue to use, rather than provide, cash as it continues efforts to implement its business plan. Substantially all of its capital requirements are related to costs and expenses of operation.

     In an effort to satisfy its capital requirements, the Company executed an agreement in October to sell $10,000,000 of preferred stock to a single purchaser in a private placement. The closing of the transaction is scheduled for late November, 2000. The terms of the agreement require the Company to sell a convertible preferred stock carrying a 12% cumulative, preferred dividend. The preferred stock is convertible into common stock at the option of the proposed purchaser or, upon certain conditions, by the Company. The conversion rate is based upon the trading price of the Company's common stock, subject to a minimum of $5.00 under certain conditions. The Company has agreed to register the common stock underlying the preferred stock after the closing to allow resale by the purchaser.

     Closing of the transaction is subject to certain conditions, of which there is no assurance. If successfully completed, proceeds of the sale will be used to repay short-term indebtedness and finance future operations.


Results of Operations

     The Company remained in the development stage for accounting purposes during the first quarter of 2000, as it had not received significant revenues from operations. However, based upon contracts executed by the Company to date and subject to receipt of sufficient working capital, management expects that the Company will receive revenues beginning in calendar 2001.

     During the three month period ended September 30, 2000, the Company continued to incur a net loss from operations, as revenues were insufficient to cover costs of goods sold and other expenses. During that three month period, the Company realized a net loss from operations of $496,315, or $.05 per share, on revenues of $12,753. There were no comparable results for the three months ended September 30, 1999, as the Company only commenced operation in December of last year.

     During the three months ended September 30, 2000, costs of revenue exceeded revenue by $52,105. This resulted from the fact that revenue was insufficient to cover the minimum monthly payments to the Company's network communications provider. The Company continued efforts to market its service as it tries to overcome that deficit.

     General and administrative expenses of $422,589 for the quarter consisted primarily of salaries, payroll expenses and professional fees. Management and staff positions have been maintained or expanded as the Company continues efforts to implement its business plan and expand revenues. Professional fees were related to expenses of preparing and filing reports with the Securities and Exchange Commission, the special shareholders meeting and defense of a civil lawsuit. The Company also incurred $136,875 in advertising and marketing related expenses, including $85,000 in development of its Web site. Management believes that development of a Web site is integral to the Company's marketing efforts.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In its annual report on Form 10-KSB, the Company reported that it was a defendant in a civil lawsuit. Plaintiffs in that action sued the Company, its wholly-owned subsidiary and its president alleging misappropriation of corporate opportunity and breach of a settlement agreement.

     In October, 2000, plaintiffs' claim for misappropriation was dismissed by the court. There remains pending a claim for breach of a settlement pursuant to which plaintiffs allege they are entitled to recoup $175,000 from the defendants. The Company denies the material allegations of that claim and intends to defend the suit vigorously.


Item 2.  Changes in Securities.

               No report required.


Item 3. Defaults Upon Senior Securities.

               No report required.


Item 4.  Submission of Matters to a Vote of Security Holders.

     As reported in its Current Report on Form 8-K dated October 27, 2000, the Company held a special meeting in lieu of its annual meeting of shareholders on October 19, 2000. At that meeting, each member of the Board of Directors was re-elected and the shareholders ratified an amendment to the Articles of Incorporation changing the Company's name to "Pipeline Technologies, Inc." and deleting certain unnecessary provisions from its Articles. The number of votes cast in favor of the amendment to the Articles of Incorporation was 9,230,255, and the number cast against such amendment was -0-.

     An additional proposed amendment to the Articles of Incorporation which would have increased the Company's authorized capital to 40,000,000 shares of common stock will be reconsidered at a later meeting. Following notice to the shareholders in accordance with applicable law, the Board of Directors will again recommend that the shareholders ratify the increase in capital.


Item 5.  Other Information.

               No report required.

Item 6. Exhibits and Reports on Form 8-K.

     A.   Exhibits:

                    3.1 Articles of Amendment to the Articles of Incorporation of the Company as filed with the Secretary of State on October 27, 2000.

                    10.1 Preferred Stock Purchase  Agreement between the Company and Global Asset Fund dated October 13, 2000, with exhibits.

                    10.2.Form of Bridge Loan  Agreement  between the Company and lender.

                    99   Financial Data Schedule.


     B.   Reports on Form 8-K:

               The Company filed the following reports on Form 8-K during the period covered by this report:

                    1. Form 8-K, regarding Changes in Registrant's Certifying Accountant, dated July 24, 2000.

                    2.   Form   8-K/A,   regarding   Changes   in   Registrant's
                         Certifying Accountant, dated July 24, 2000.

                    3. Form 8-K, reporting Change in Fiscal Year, dated August 22, 2000.

                    4. Form 8-K, reporting a change in the Company's name, dated October 27, 2000.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PIPELINE TECHNOLOGIES, INC.

Date:    November 14, 2000               By:    /s/ Robert L. Maige
     -----------------------                 -----------------------
                                         Robert L. Maige, Authorized Signatory
                                         and Chief Financial Officer



                                       10