Form 10QSB
period 2000-12-31
PIPELINE TECHNOLOGIES INC
filed 2001-02-20
CIK 1040751

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   December 31, 2000
                                                 --------------------

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
                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

       Class of Stock                     Amount Outstanding
  ------------------------           ----------------------------
    $.001 par value                  10,149,383 shares outstanding
     Common Stock                        at February 13, 2001

                           PIPELINE TECHNOLOGIES, INC.

                                      Index

                                                                            Page
                                                                            ----
Part I -  FINANCIAL INFORMATION

Item 1.   Consolidated Balance Sheet (unaudited) at December 31, 2000        1

          Consolidated  Statements  of  Operations  (unaudited)  for the three and six months ended December 31, 2000 and from December
          2, 1999 (inception) to December 31, 2000.                          2

          Consolidated  Statements  of Cash  Flows  (unaudited)  for the three and six months ended December 31, 2000 and from December
          2, 1999 (inception) to December 31, 2000.                          3

          Notes to Consolidated Financial Statements (unaudited)             4

Item 2.   Management's Discussion and Analysis or Plan of Operation
                                                                             6

Part II - OTHER INFORMATION

Item 1.   Legal Proceedings                                                  8

Item 2.   Changes in Securities                                              8

Item 3.   Defaults on Senior Securities                                      9

Item 6.   Exhibits and Reports on Form 8-K                                   9

SIGNATURES                                                                  10

                           PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                               December 31, 2000
                                  (unaudited)


                                     ASSETS

CURRENT ASSETS
      Cash                                                       $       573

ACCOUNTS RECEIVABLE                                                   43,189

PROPERTY AND EQUIPMENT, net of depreciation                           52,849

OTHER ASSETS
      Employee receivable                                              7,879
      Deposits                                                        40,000
                                                                 -----------

                                                                 $   144,490
                                                                 ===========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                      $   509,465
      Accrued expenses-related party                                  24,788
      Accrued interest - related party                                64,347
      Note payable                                                   150,000
      Notes payable -  related party                               1,137,383
                                                                 -----------

                 Total current liabilities                         1,885,983
                                                                 -----------

STOCKHOLDERS' (DEFICIT)
      Common stock, $0.001 par value, 15,000,000 shares
        authorized, 10,149,383 shares issued
        and outstanding                                                1,700
      12% cumulative convertible preferred stock,
         $.01 par value,  stated value of $50,000 per share,
         200 shares authorized, no shares issued
         or outstanding,  convertible into shares of
         common stock at a percentage of the common
         stock price at specified dates                                    -
      Additional paid in capital                                     952,259
      Deficit accumulated during the development stage            (2,695,452)
                                                                 -----------

                                                                  (1,741,493)

                                                                 -----------

                                                                 $   144,490
                                                                 ===========

               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements


                           PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                        DECEMBER 2,
                                                                                           1999
                                                   THREE MONTHS      SIX MONTHS         (INCEPTION)
                                                      ENDED            ENDED             THROUGH
                                                   DECEMBER 31,     DECEMBER 31,        DECEMBER 31,
                                                      2000            2000                 2000
                                                   ------------     -------------      -------------

 REVENUES                                          $    73,532      $     86,285       $    87,381

 COST OF GOODS SOLD                                    124,608           189,466           191,603
                                                   ------------     -------------      -------------

 GROSS (LOSS)                                          (51,076)         (103,181)         (104,222)
                                                   ------------     -------------      -------------

 GENERAL AND ADMINISTRATIVE EXPENSES                 1,121,758         1,544,347         2,530,524
                                                   ------------     -------------      -------------

 (LOSS) FROM OPERATIONS                             (1,172,834)       (1,647,528)       (2,634,746)
                                                   ------------     -------------      -------------

OTHER INCOME (EXPENSE)
    Rental income                                            -             6,390            10,650
    Interest income                                         25                25                25
    Interest expense                                   (37,674)          (65,685)          (71,381)
                                                   ------------     -------------      -------------

                                                       (37,649)          (59,270)          (60,706)
                                                   ------------     -------------      -------------

NET (LOSS)                                         $(1,210,483)     $ (1,706,798)      $(2,695,452)
                                                   ============     =============      =============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
   (BASIC AND DILUTED)                              10,095,036        10,022,607         9,218,285
                                                   ============     =============      =============

NET (LOSS) PER COMMON SHARE
   (BASIC AND DILUTED)                             $     (0.12)     $      (0.17)      $     (0.29)
                                                   ============     =============      =============

               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements


                           PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                                                             DECEMBER 2,
                                                                                                1999
                                                           THREE MONTHS     SIX MONTHS       (INCEPTION)
                                                              ENDED           ENDED            THROUGH
                                                           DECEMBER 31,     DECEMBER 31,     DECEMBER 31,
                                                              2000             2000              2000
                                                           ------------     ------------     ------------

OPERATING ACTIVITIES
              Net cash flow from operating  activities     $  (273,326)     $  (563,521)     $(1,481,044)
                                                           ------------     ------------     ------------

INVESTING ACTIVITIES
    Purchase of property and equipment                         (22,740)         (26,344)         (59,725)
                                                           ------------     ------------     ------------
               Net cash (used in) investing activities         (22,740)         (26,344)         (59,725)
                                                           ------------     ------------     ------------

FINANCING ACTIVITIES
    Proceeds from issuance of stock                                  -                -            1,000
    Proceeds from note payable                                 362,649          462,649        1,715,608
    Payments on notes payable                                 (100,266)        (100,266)        (175,266)
                                                           ------------     ------------     ------------
             Net cash provided by financing activities         262,383          362,383        1,541,342
                                                           ------------     ------------     ------------

                       Net increase (decrease) in cash         (33,683)        (227,482)             573

CASH AT BEGINNING OF PERIOD                                     34,256          228,055                -
                                                           ------------     ------------     ------------

CASH AT END OF PERIOD                                      $       573      $       573      $       573
                                                           ============     ============     ============

SUPPLEMENTAL CASHFLOW INFORMATION:
    Cash paid for:
       Interest                                            $         -      $         -      $         -
                                                           ============     ============     ============
       Interest                                            $         -      $         -      $         -
                                                           ============     ============     ============

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of notes payable to common stock            $         -      $         -      $   252,959
                                                           ============     ============     ============
     Issuance of common stock for financing                $   700,000      $         -      $   700,000
                                                           ============     ============     ============

               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements

                           PIPELINE TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (UNAUDITED)

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

The Company was incorporated on December 2, 1999. Comparative information from the quarter ending December 31, 1999 is not presented because the information is not considered relevant.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods presented, common stock equivalents were not considered, as their effect would be anti-dilutive.

(3)  Related Party Transactions

Certain officers of the Company have loaned money to the Company at various times during the period when cash is needed. The balance due these officers was $24,788 at December 31, 2000.

(4)  Note payable

During the three months ended December 31, 2000, the Company issued $300,000 in convertible loans, $150,000 of which is to a related party. The notes earn interest at a rate of 12% per annum and the loan holders are entitled to 200,000 shares of stock in partial consideration for the loans. The notes are convertible into the Company's common stock at $.50 a share, at the option of the holder. The notes were payable in November and December, 2000. As of December 31, 2000, the notes had not been repaid.

The Company received $62,383 of financing from two related parties. One of the notes bears interest at 12% per annum and the other is non-interest bearing. The notes are due on demand.

(5)  Contingencies

The Company is a defendant in a lawsuit filed by a former affiliate alleging fraud in the inducement to enter into a settlement agreement. The Company feels that the claims are barred by the former settlement agreement. Additionally, the Company has an indemnity agreement with LM Investment Group ("LM"). The Company believes the claims are without merit and intends to vigorously defend them. The Company will also seek compensation from LM if any loss is ascribed to the Company.

(6)  Equity transactions

In October 2000, the Company entered into a convertible preferred stock purchase agreement with an unrelated third party. The third party agreed to purchase 200 shares of the Company's Series A Convertible Preferred Stock in exchange for $10,000,000. As of December 31, 2000, the agreement had not been funded.

In October 2000, the Company agreed to issue warrants to consultants to purchase 60,000 shares of stock at prices ranging from $3.35 to $5.35 a share, exercisable upon issuance and expiring in November 2001. The Company is in the process of canceling the warrants due to non-performance on the part of the consultants.

During the quarter ending December 31, 2000, the Company agreed to issue 200,000 shares of common stock related to notes payable (Note 4). The stock was valued at its fair market value on the date of the agreement.

                           PIPELINE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The following discussion and analysis covers (i) material changes in the financial condition and liquidity of Pipeline Technologies, Inc. (the "Company") since fiscal year end June 30, 2000 and (ii) the results of operations for the three and six months ended December 31, 2000. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the transition period ended June 30, 2000 as filed with the Securities and Exchange Commission.

     This Report (including any documents incorporated herein by reference) contains "forward- looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's plan for working capital, future revenues and plan of operation and are identified by words such as "anticipates,' "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, the Special Factors discussed in the Form 10-KSB and those discussed below. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements.

     Reference is made to the exhibits to this Report. The discussion contained herein is qualified in its entirety by reference to those exhibits.

Liquidity and Capital Resources

     At December 31, 2000, Pipeline Technologies, Inc. (the "Company") continued to suffer from a lack of working capital. At that date, the Company had a deficit in working capital of $1,842,794, a decrease of $1,075,722 from fiscal year end June 30, 2000. Current assets decreased $203,067 from fiscal year end and current liabilities increased $872,655. At December 31, 2000, the Company's current liabilities of $1,885,983 substantially exceeded its current assets of $43,762. The Company also had a deficit in shareholder's equity of $1,741,493. The Company remains dependent on receipt of financing from outside sources to continue in operation.

     The Company's current liabilities include $509,465 of accounts payable and accrued expenses payable to independent third parties. The most significant obligations, however, are notes payable to related parties. The Company has borrowed approximately $1,100,000 from directors and/or principal shareholders to meet its short-term cash requirements. Of that amount, $150,000 was due in December and the remainder, plus accrued interest, is due in August, 2001. An additional loan of $150,000 from an unrelated party originally due in November of 2000 is in arrears. Representatives of the Company have had discussions with these lenders in an effort to restructure the past-due debt. However, there is no assurance that these discussions will be successful.

     During the six month period ended December 31, 2000, the Company's cash flow was limited to a net of $362,383 advanced by lenders. The Company's operations used $563,521 of cash during that six month period. Overall, cash decreased $227,482 from fiscal year end. All of that amount was spent on operations. The Company expects that its operations in the future will continue to use, rather than provide, cash as it continues efforts to implement its business plan. Substantially all of its capital requirements are related to costs and expenses of operation.

     In an effort to satisfy its capital requirements, the Company executed an agreement in October, 2000 to sell $10,000,000 of preferred stock to a single overseas purchaser in a private placement. The closing of the transaction was scheduled for late November, 2000. The terms of the agreement required the Company to sell a convertible preferred stock carrying a 12% cumulative, preferred dividend. However, the proposed purchaser of the preferred stock named in the purchase agreement has so far failed and refused to pay the purchase price, and management of the Company is not optimistic that the purchase price will ever be paid. Through its representative, the Company has had numerous discussions with the proposed purchaser in an effort to obtain the funding from this source, so far to no avail. This required the Company to borrow funds on a short-term basis to meet operating expenses, as described above.

     The Company is currently exploring other financing options and possible recourse against the proposed purchaser of the preferred stock, but no final decisions have yet been made. It is anticipated that any new financing would take the form of private equity financing, as the Company is not a candidate for debt financing due to its limited cash flow and limited assets with which to secure such debt. Management is of the opinion that the Company is wholly dependent on receipt of cash from outside sources to continue as a going concern.

Results of Operations

     The Company remained in the development stage for accounting purposes during the second quarter of 2001, as it had not received significant revenues from operations and management still spends a significant portion of its time seeking capital. However, based upon contracts executed by the Company to date and subject to receipt of sufficient working capital, management expects that the Company will receive revenues beginning later in calendar 2001.

     During the three month period ended December 31, 2000, the Company continued to incur a net loss from operations, as revenues were insufficient to cover costs of goods sold and other expenses. During that three month period, the Company realized a net loss from operations of $1,172,834, or $0.12 per share, on revenue of $73,532. The net loss increased significantly from the loss from the previous quarter ended September 30, 2000, primarily from $700,000 of financing costs associated with the short-term loans discussed above. There were no comparable operating results for the three months ended December 31, 1999, as the Company only commenced operation in December of that year.

     During the three months ended December 31, 2000, costs of revenue exceeded revenue by $51,076. The Company's business plan is built on providing unlimited, long-distance phone service for a fixed monthly rate. The Company has arrangements with third-party network carriers to provide service to its customers. Presently, the cost of this network access is such that the Company is not generating sufficient revenue from its customers to cover the access charges. The Company continued efforts to market its service to a larger group of customers as it tries to overcome that deficit. Management is also exploring options to obtain different network access at a lower cost to improve gross profit.

     General and administrative expenses of $1,121,758 for the quarter consisted primarily of salaries, payroll expenses, financing costs and professional fees. Financing costs of $700,000 represent a non-cash expense associated with the Company's obligation to issue 200,000 shares of common stock to two lenders who advanced money to the Company on a short-term basis to supplement cash flow when the private placement funding failed. With the exception of the financing costs, general and administrative expenses were generally consistent with those expenses for the previous quarter. Management and staff positions have been maintained or expanded as the Company continues efforts to implement its business plan and expand revenues. Professional fees were related to expenses of maintaining the Company's status as a public reporting entity and defense of a civil lawsuit. The Company also incurred $8,862 in advertising and marketing related expenses. Management believes that development of a Web site is integral to the Company's marketing efforts.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     In its annual report on Form 10-KSB, the Company reported that it was a defendant in a civil lawsuit. Plaintiffs in that action sued the Company, its wholly-owned subsidiary and its president alleging misappropriation of corporate opportunity and breach of a settlement agreement.

     In October, 2000, plaintiffs' claim for misappropriation was dismissed by the court. There remains pending a claim for breach of a settlement pursuant to which plaintiffs allege they are entitled to recoup $175,000 from the defendants. The Company denies the material allegations of that claim and is defending the suit vigorously.

Item 2. Changes in Securities and Use of Proceeds

     The Company is obligated to issue 200,000 shares of its common stock to two lenders in partial consideration for their making short-term loans for working capital. It is contemplated that the shares will be issued in February, 2001.

     The  Company  will rely on the  exemption  from  registration  provided  by
Section 4(2) of the Securities Act of 1933 in issuing the stock. The Company will provide the recipient with information substantially similar to that which would be contained in a registration statement. The Company has a pre-existing relationship with both individuals, one of whom is a director, and will confirm their ability to fend for themselves in the transaction prior to issuing the stock. No underwriter was utilized by the Company in this transaction, and no commission will be paid in connection with the issuance of the stock.

Item 3. Defaults Upon Senior Securities.

     As described above under Part I, Item 2, the Company is currently in default under a loan with two lenders in the principal amount of $300,000. This debt was originally due in November, 2000. The total amount presently due, including accrued interest, is $307,397.

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

                                           PIPELINE TECHNOLOGIES, INC.

Date: February 20, 2001               By:   /s/ Robert L. Maige
     -----------------                     -------------------------------------
                                           Robert L. Maige, Authorized Signatory
                                           and Chief Financial Officer