Form 10QSB
period 2001-03-31
PIPELINE TECHNOLOGIES INC
filed 2001-05-21
CIK 1040751

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   March 31, 2001
                                                   ---------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-23823
                                                --------

                           PIPELINE TECHNOLOGIES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                          84-1313024
------------------------------                        -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


1001 Kings Avenue, Suite 200, Jacksonville, FL                        32207
-----------------------------------------------------              ------------
    (Address of principal executive offices)                        (Zip Code)

                                 (904) 346-0170
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes XX      No
                                               ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

      Class of Stock                                Amount Outstanding
    ---------------------                    --------------------------------
    $.001 par value                          10,149,383 shares outstanding
     Common Stock                                  at May 18, 2001

                           PIPELINE TECHNOLOGIES, INC.


                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheet (unaudited) at March 31, 2001            1

         Consolidated  Statements  of  Operations  (unaudited)  for the
         three and nine months ended March 31, 2001 and from  December       2
         2, 1999 (inception) to March 31, 2001.

         Consolidated  Statements  of Cash  Flows  (unaudited)  for the
         three and nine months  ended March 31, 2001 and from  December      3
         2, 1999 (inception) to March 31, 2001.

         Notes to Consolidated Financial Statements (unaudited)              4

Item 2.  Management's Discussion and Analysis or Plan of Operation
                                                                             5

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                   7

Item 2.  Changes in Securities                                               8

Item 3.  Defaults on Senior Securities                                       8

Item 6. Exhibits and Reports on Form 8-K                                     8

SIGNATURES                                                                   9

                           PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (unaudited)


                                     ASSETS
CURRENT ASSETS
      Cash                                                      $    64,608
      Accounts receivable                                             2,400
                                                                -----------

                 Total current assets                                67,008
                                                                -----------

PROPERTY AND EQUIPMENT, net                                          85,596

OTHER ASSETS
      Employee receivable                                             7,879
      Deposits                                                       50,000
                                                                -----------

                                                                $   210,483
                                                                ===========


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES
      Accounts payable and accrued expenses                     $   414,497
      Accrued expenses-related party                                 23,035
      Accrued interest - related party                              114,547
      Notes payable -  related party                              2,272,383
                                                                -----------

                 Total current liabilities                        2,824,462
                                                                -----------

STOCKHOLDERS' (DEFICIT)
      Common stock, $0.001 par value, 15,000,000 shares
        authorized, 10,149,383 shares issued
        and outstanding                                               1,700
      12% cumulative convertible preferred stock,
         $.001 par value,  stated value of $50,000 per share,
         200 shares authorized, no shares issued
          or outstanding,  convertible into shares of
         common stock at a percentage of the common
         stock price at specified dates                                   -
      Additional paid in capital                                    952,259
      Deficit accumulated during the development stage           (3,567,938)
                                                                -----------

                                                                 (2,613,979)
                                                                -----------

                                                                $   210,483
                                                                ===========

               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements


                           PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                                            DECEMBER 2, 1999
                                                  THREE MONTHS          NINE MONTHS            (INCEPTION)
                                                      ENDED                ENDED                 THROUGH
                                                 MARCH 31, 2001        MARCH 31, 2001        MARCH 31, 2001
                                                 --------------        --------------       ----------------


 REVENUES                                         $    177,130          $    263,416          $    264,511

 COST OF GOODS SOLD                                    413,345               602,811               604,948
                                                  ------------          ------------          ------------

 GROSS (LOSS)                                         (236,215)             (339,395)             (340,437)
                                                  ------------          ------------          ------------

 GENERAL AND ADMINISTRATIVE EXPENSES                   586,235             2,130,582             3,116,759
                                                  ------------          ------------          ------------

 (LOSS) FROM OPERATIONS                               (822,450)           (2,469,977)           (3,457,196)
                                                  ------------          ------------          ------------

OTHER INCOME (EXPENSE)
    Other income                                           555                   555                   555
    Interest expense                                   (50,591)             (116,276)             (121,972)
    Rental income                                            -                 6,390                10,650
    Interest income                                          -                    25                    25
                                                  ------------          ------------          ------------

                                                       (50,036)             (109,306)             (110,742)
                                                  ------------          ------------          ------------

NET (LOSS)                                        $   (872,486)         $ (2,579,283)         $ (3,567,938)
                                                  ============          ============          ============

PER SHARE INFORMATION:
WEIGHTED AVERAGE SHARES OUTSTANDING
(BASIC AND DILUTED)                                 10,149,383            10,064,402             9,391,066
                                                  ============          ============          ============

NET (LOSS) PER COMMON SHARE (BASIC AND DILUTED)   $      (0.09)         $      (0.26)         $      (0.38)
                                                  ============          ============          ============

               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements


                           PIPELINE TECHNOLOGIES, INC.
                           A DEVELOPMENT STAGE COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                                          DECEMBER 2, 1999
                                                               THREE MONTHS           NINE MONTHS           (INCEPTION)
                                                                   ENDED                 ENDED                THROUGH
                                                              MARCH 31, 2001         MARCH 31, 2001        MARCH 31, 2001
                                                              --------------         --------------       ----------------

OPERATING ACTIVITIES
             Net cash flow from operating  activities          $  (881,616)           $(1,451,739)           $(2,369,262)
                                                               -----------            -----------            -----------

INVESTING ACTIVITIES
    Purchase of property and equipment                             (39,349)               (59,091)               (92,472)
                                                               -----------            -----------            -----------
             Net cash (used in) investing activities               (39,349)               (59,091)               (92,472)
                                                               -----------            -----------            -----------

FINANCING ACTIVITIES
    Proceeds from issuance of stock                                      -                      -                  1,000
    Proceeds from note payable - related party                     985,000              1,447,649              2,700,608
    Payments on notes payable - related party                            -               (100,266)              (175,266)
                                                               -----------            -----------            -----------
             Net cash provided by financing activities             985,000              1,347,383              2,526,342
                                                               -----------            -----------            -----------

                Net increase (decrease) in cash                     64,035               (163,447)                64,608

CASH AT BEGINNING OF PERIOD                                            573                228,055                      -
                                                               -----------            -----------            -----------

CASH AT END OF PERIOD                                          $    64,608            $    64,608            $    64,608
                                                               ===========            ===========            ===========

SUPPLEMENTAL CASHFLOW INFORMATION:
    Cash paid for:
       Interest                                                $        -             $        -             $         -
                                                               ===========            ===========            ===========
       Income taxes                                            $        -             $        -             $ -
                                                               ===========            ===========            ===========

NON CASH INVESTING AND FINANCING ACTIVITIES:
    Conversion of notes payable to common stock                $         -            $        -             $   252,959
                                                               ===========            ===========            ===========
    Issuance of common stock for financing                     $         -            $   700,000            $   700,000
                                                               ===========            ===========            ===========

               The Notes to the Consolidated Financial Statements
                    are an integral part of these statements

                           PIPELINE TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)

(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2000, including notes thereto, included in the Company's Form 10-KSB.

The Company was incorporated on December 2, 1999. Comparative information from the quarter ending March 31, 2000 is not presented because the information is not considered relevant.


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

                           PIPELINE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The following discussion and analysis covers (i) material changes in the financial condition and liquidity of Pipeline Technologies, Inc. (the "Company") since fiscal year end June 30, 2000 and (ii) the results of operations for the three and nine months ended March 31, 2001. This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2000 as filed with the Securities and Exchange Commission ("Commission").

     Reference is made to the exhibits to this report or otherwise filed by the Company with the Commission. The discussion contained herein is qualified in its entirety by reference to those exhibits.

Liquidity and Capital Resources

     At March 31, 2001, the Company's financial condition continued to decline from fiscal year end June 30, 2000 and from the end of the previous quarter at December 31, 2000. The Company continues to suffer from a serious lack of liquidity and capital.

     At March 31, 2001, the Company had a deficit in working capital of $2,757,454, a decrease of $1,990,382, or 260%, from fiscal year end June 30, 2000. This means that at March 31, 2001, the Company's current liabilities of $2,824,462 exceeded its current assets (cash and accounts receivable) by $2,757,454. Current assets decreased $211,624 from fiscal year end and current liabilities increased $1,811,134. The Company also had a deficit in shareholders' equity of $2,613,979. These facts, together with the fact that the Company has sustained continuing and substantial losses from operations since inception, raise serious doubt about the Company's ability to continue as a going concern.

     All of the Company's cash flow since inception has been from loans by related parties. The Company's operations have used $2,369,262 of cash since inception, funded by net loans of $2,526,342. One of the Company's principal lenders has loaned the Company almost $2,000,000, including almost $1,000,000 in the third quarter ended March 31, 2001. This individual has committed to loan an additional $400,000 subsequent to March 31, 2001. Management anticipates that this commitment will fund the Company's activities through fiscal year end June 30, 2001. However, there is no assurance that the lender will advance any additional cash beyond this commitment or that the Company will continue in operation beyond that time.

     A substantial majority of the cash spent since inception has been spent on operations, as the Company has very little invested in plant or equipment. The Company's business plan is predicated on utilizing equipment and networks acquired and/or operated by third parties. Cash requirements for operations therefore include marketing and sales, IT, customer service, management and other administrative expenses. The Company expects that its operations in the future will continue to use, rather than provide, cash as it continues efforts to implement its business plan and increase revenue.

     Management is making repeated and concerted efforts to increase revenue in an effort to generate cash flow (see "-Results of Operations" below). Management believes that an increase in revenue is a necessary prerequisite to additional financing, and that such financing is not then assured. The Company is also analyzing staff reductions in a further effort to conserve available resources. However, there is no assurance that these steps will be successful, or that they will result in a reduction of negative cash flow.

     The Company's current liabilities include $414,497 of accounts payable and accrued expenses payable to independent third parties. The most significant obligations, however, are notes payable, all of which are classified as short term. The Company has outstanding $2,272,383 which it has borrowed to meet its short-term cash requirements. Of that amount, $300,000 in principal is past due, $800,000 is due in August 2001 and the remainder is due on demand, all of which accrues interest at the rate of 12% per annum. Representatives of the Company have had discussions with certain of these lenders in an effort to restructure the past-due debt. However, there is no assurance that these discussions will be successful.

     The  Company  is  currently   exploring  other  financing  options.  It  is
anticipated that any new financing would take the form of private equity financing, as the Company is not a candidate for conventional debt financing due to its limited cash flow and limited assets with which to secure such debt. Management is of the opinion that the Company is wholly dependent on receipt of cash from outside sources to continue as a going concern.

Results of Operations

     The Company remained in the development stage for accounting purposes during the third fiscal quarter of 2001, as it had not received significant revenues from operations and management still spends a significant portion of its time seeking capital. However, based upon recent marketing efforts conducted by the Company and a new network provider, management expects that the Company may receive more significant revenue beginning later in calendar 2001.

     During the three month period ended March 31, 2001, the Company continued to incur a net loss from operations, as revenue was insufficient to cover costs of goods sold and other expenses. During that three-month period, the Company realized a net loss from operations of $872,486, or $0.09 per share, on revenue of $177,130. Results for the nine-month period were a loss of $2,579,283, or $.26 per share, on revenue of $263,416. The net loss for the third quarter decreased significantly from the loss from the previous quarter ended December 31, 2000, primarily because $700,000 of non-cash financing costs were not repeated in the latest quarter. Otherwise, the results for the third quarter were similar to the results for the second quarter. There were no comparable operating results for the three or nine months ended March 31, 2000, as the Company only commenced operation in December of 1999 and the results for the three months ended March 31, 2000 were not considered relevant.

     Compounding the losses occasioned by its recent entry into the telecommunications industry, costs of revenue exceeded revenue by $339,395 during the nine months ended March 31, 2001. The Company's business plan is based on providing unlimited, long-distance phone service for a flat monthly rate. The Company has arrangements with third-party network carriers to provide this service to its customers. However, during the first and second quarters of the fiscal year, the cost of the network access exceeded the revenue from customers, as the Company was unable to generate enough revenue to cover the access charges. During the third quarter, after struggling to find a reliable carrier, the network was down for a substantial period of time, and the Company temporarily offered complimentary service in an effort to remedy the inconvenience and retain customers. This adversely affected the Company's gross profit.

     General and administrative expenses of $2,130,582 for the nine-month period consisted primarily of salaries, payroll expenses, financing costs and professional fees. Financing costs of $700,000 represented a one-time, non-cash expense associated with the Company's obligation to issue 200,000 shares of common stock to two lenders who advanced money to the Company on a short-term basis to supplement cash flow when the private placement funding failed. Otherwise, expenses during the third fiscal quarter were not substantially different than those in the second quarter. Professional fees are related to the expenses of maintaining the Company's status as a public reporting entity, defense of a civil lawsuit and other routine business matters. The Company also incurred advertising and marketing related expenses. Management believes that development of a Web site is integral to the Company's marketing efforts.

     This Report (including any documents incorporated herein by reference) and other oral statements subsequently made by or on behalf of the Company contain "forward-looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's plans for working capital, future revenues and plan of operation and are identified by words such as "anticipates," "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, the Special Factors discussed in the Form 10-KSB and those discussed above. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. The Company hereby disclaims any intent or obligation to update publicly these forward-looking statements.


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

     In its annual report on Form 10-KSB, the Company reported that it was a defendant in a civil lawsuit. Plaintiffs in that action sued the Company, its wholly owned subsidiary and its President alleging misappropriation of corporate opportunity and breach of a settlement agreement.

     In October 2000, plaintiffs' claim for misappropriation was dismissed by the court. In March 2001, the remainder of the case was resolved. The recent settlement requires the Company and its President to pay the plaintiff the sum of $80,000 in four equal installments, the first of which has already been paid. Upon receipt of the final payment, the plaintiff will fully and finally dismiss the complaint. If the defendants fail to make the payments in a timely manner, the plaintiff is entitled to apply to the court for a judgment in the amount of $175,000, less any amount previously paid.

Item 2.  Changes in Securities and Use of Proceeds

     During the quarter ended March 31, 2001, the Company issued 200,000 shares of its common stock to two lenders in partial consideration for their making short-term loans for working capital. The Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in issuing the stock. The Company provided the recipients with information substantially similar to that which would be contained in a registration statement. The Company had a pre-existing relationship with both individuals, one of whom is a director, and confirmed their ability to fend for themselves in the transaction prior to issuing the stock. No underwriter was utilized by the Company in this transaction, and no commission was paid in connection with the issuance of the stock.

Item 3.  Defaults Upon Senior Securities.

     As described above under Part I, Item 2, the Company is currently in default under a loan with two lenders in the principal amount of $300,000. This debt was originally due in November 2000. The total amount presently due, including accrued interest, is $315,140.

Item 6.  Exhibits and Reports on Form 8-K.

     A.   Exhibits:

          No exhibits are required to be filed with this report.

     B.   Reports on Form 8-K:

          We did not file any reports on Form 8-K during the period covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   PIPELINE TECHNOLOGIES, INC.



Date: May 21, 2001
     -------------


                                  By: /s/ Robert L. Maige
                                      -----------------------------------------
                                      Robert L. Maige, Authorized Signatory and
                                      Chief Financial Officer