Form 10KSB
period 2001-06-30
PIPELINE TECHNOLOGIES INC
filed 2001-10-15
CIK 1040751

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended June 30, 2001

[] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


Commission file number: 0-23823

                           PIPELINE TECHNOLOGIES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Colorado                                                     84-1313024
--------                                                     ----------
(State of incorporation)                             (I.R.S. Identification No.)

1001 Kings Avenue, Suite 200, Jacksonville, FL                         32207
-----------------------------------------------                        -----
(Address of principle executive offices)                             (Zip Code)


Registrant's telephone number, including area code:   (904) 346-0170
                                                      --------------

Securities registered under Section 12 (b) of the Exchange Act:  None

Securities registered under Section 12 (g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                 [X] Yes   [] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

     The aggregate market value of the 2,451,114 shares of common stock held by non-affiliates of the Company was approximately $3,186,448 on September 27, 2001, calculated using the average between the closing high bid and low asked price thereof of $1.30 as reported on the OTC Bulletin Board.

     On September 27, 2001, a total of 10,179,375 shares of common stock were issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

     The Proxy Statement for the Annual Meeting of Shareholders to be held December 10, 2001 is incorporated by reference herein into Part III, Items 9 through 12.

Transitional Small Business Disclosure Format:       [  ] Yes  [ X ] No

                                TABLE OF CONTENTS



PART I........................................................................1
------

   ITEM 1.   DESCRIPTION OF BUSINESS..........................................1
   ---------------------------------
   ITEM 2.   DESCRIPTION OF PROPERTY.........................................11
   ---------------------------------
   ITEM 3.   LEGAL PROCEEDINGS...............................................11
   ---------------------------
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............11
   -------------------------------------------------------------

PART II......................................................................11
-------

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........11
   ------------------------------------------------------------------
   ITEM 6.   MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......12
   -------------------------------------------------------------------
   ITEM 7.   FINANCIAL STATEMENTS............................................20
   ------------------------------
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............................20
   ---------------------------------------------

PART III.....................................................................20
--------

   ITEM 9.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............20
   -------------------------------------------------------------
   ITEM 10.    EXECUTIVE COMPENSATION........................................20
   ----------------------------------
   ITEM 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
              AND MANAGEMENT.................................................21
   ----------------------------------------------------------
   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................21
   ---------------------------------------------------------

PART IV......................................................................21
-------

   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...............................21
   -------------------------------------------

PART F/S....................................................................F-1
--------


SIGNATURES...................................................................24
----------

                             Additional Information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other documents described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or previously filed by the Company pursuant to regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.").

                           Forward Looking Statements

     See "Special Note Regarding Forward-Looking Statements." At the end of "Item 6. Management's Discussion and Analysis or Plan of Operation" for cautionary statements concerning forward-looking information contained in this report.

                                     PART I

Item 1. Description of Business

General

     Pipeline Technologies, Inc. ("we" or the "Company") is a Colorado corporation. We were originally founded as Wallstreet Racing Stables, Inc. to acquire and race thoroughbred racehorses. In June of 2000, our subsidiary, WRS Merger Corp., was merged into Pipeline Technologies, Inc., a Florida corporation ("Pipeline - Florida"), and we began operation in the communications industry. At that time, we began doing business under the name Pipeline Technologies and formally changed our name to Pipeline Technologies, Inc. in October of 2000. Pipeline - Florida was organized under the laws of the State of Florida in December 1999. All references to our company include our wholly owned subsidiary, Pipeline - Florida. We are located at 1001 Kings Avenue, Suite 200, Jacksonville, Florida 32207, telephone number (904) 346-0170. Our web site can be found at www.integriss.com.

Our Service

     We currently offer nationwide, voice over Internet protocol ("VoIP") based, monthly flat-rate long distance communications service. Our services are marketed under the tradename "Integriss." Customers who subscribe to our service are offered long distance service for a flat monthly rate that varies between residential and commercial customers. We sell packages based upon light, average and heavy usage, with each package essentially capping the total average minutes of usage permitted. Our service is distinguished from that of traditional telephone companies, as we offer flat-rate long distance service where traditional telephony companies bill on a per-minute basis.

     Our VoIP service utilizes a private network to transmit voice in a manner similar to information transmitted over the public Internet. However, we believe our technology offers advantages to using the Internet as a network. We utilize this emerging technology to provide flat rate, long distance service to affinity groups and members of the general public.

     We are a recent entrant into the competitive communications industry. We began offering our service in May 2000, following execution of an agreement with a network provider. Our marketing focus is geared to residential and small commercial customers. However, as of fiscal year end June 30, 2001, we had very few customers and very limited revenues. We are subject to all the risks inherent in our status as a new entrant into the communications industry. (See
Item 6., Management's Discussion and Analysis of Financial Condition and Results of Operation for a description of some of these risks).

     Voice communication is currently conducted primarily through telephone lines operated by regional telephone companies. Despite substantial competition among these carriers and their resellers, traditional forms of long distance voice communication remains relatively expensive. The reason for this is that traditional voice communication takes place over independent circuits that must be open throughout the conversation. As only one conversation can be conducted over a circuit, the cost to complete the call is relatively expensive. Additionally, traditional phone service customers pay a universal service fee and a federal excise tax totaling approximately 15%. These taxes are not currently required of VoIP or Internet telephony companies.

     In its simplest form, VoIP service involves conversion of electronic voice impulses to digitized data, which is subsequently compressed and transmitted over a private network. Upon reaching its destination, this data is unscrambled and transmitted. With the technology enabled by the Internet, this voice data can be transmitted over private networks such that communication can occur on a real time basis. We believe this technology provides a substantial advantage to either traditional telephone transmission or voice-over-Internet service.

     In order to attract a large number of customers and grow our services rapidly, we hope to develop national brand recognition for our company and our service through an aggressive campaign of marketing and advertising. If we are successful in penetrating the market for domestic long distance service, we hope to expand our service to include international long distance. However, this will require additional agreements with companies that can provide international service.

     During the 2001 fiscal year, our customer base ranged up to approximately 3500 individuals or entities. Our original network provider unexpectedly ceased its service midway through our fiscal year, and we acted as an agent for a company providing traditional telephone service during the time period that we located and contracted with a replacement network provider. We did not market aggressively during this time period, because of the diminished competitiveness of this interim provider. Additionally, the ultimate service provider during that time period billed many of our customers excessively. These additional charges were billed without our knowledge or permission and in violation of our contract for services. We filed a lawsuit against the entity we had contracted with in an effort to, among other things, correct the billing errors. Although the lawsuit is ongoing and we cannot be assured of its success, we believe that the customer billing issues will ultimately be resolved satisfactorily. Because of the billing problems, we lost a significant amount of customers during the third quarter of our fiscal year when our services were provided by the interim traditional service carrier.

     We also concentrated our efforts during the 2001 fiscal year on internal organizational issues. We initially outsourced many of our departments such as customer service and information technology, but found that it is more cost effective to provide these services directly. Additionally, we were dissatisfied with the level of service provided and our lack of control over the quality of service provided by independent third parties. We no longer outsource our customer service or other departments.

     On March 21, 2001, we contracted with a new network provider, allowing us to return to our original business plan of providing flat-rate long distance services using VoIP. Our service is currently enabled by a private network owned and operated by a network provider whose principal offices are located in the southeastern United States. The third party owns most of the equipment and the other assets necessary to provide this service. We market the service and provide customer support, billing and other administrative services to the customers. Our network provider has constructed and configured a network of fiber optic cable and various switches that enable the transmission of voice communication in a highly efficient manner.

     We provide customer service to our customers via a direct telephone number to our executive offices in the event they are not satisfied with the service for any reason. Our customer service department is currently staffed from 9:00 a.m. to 6:00 p.m. Eastern time, Monday through Friday, and we are in the process of implementing a fully automated system for use by customers during non-business hours that provides answers and solutions to the most common customer questions and issues. We intend to continue to add in-house customer service representatives and expand our hours of availability as we grow and our resources permit.

     Billing for our customers is done directly to credit cards, eliminating many accounts receivable problems. Since the customer pays a flat monthly rate for domestic long distance service, it is easy for them to budget monthly fees. This should also help reduce accounts receivable problems, as we will be notified immediately of non-payment and can choose to discontinue service if necessary.

     Our web site is fully interactive, in that it provides customers with information regarding all of our products and services, and allows them to contract for services directly through the site. The site also allows our agents, sales representatives and customer service representative to access select customer information through the site through designated passwords specifying the clearance level of the user. We believe we have installed appropriate safeguards to protect the integrity of the site and privacy of our customers. We have an Information Technology department that constantly works to monitor and upgrade our system. The software running our website was developed and created specifically for our use and benefit.

     In the future, it is our intention to expand our service to include a more complete array of communication services. In addition to domestic long distance which we currently provide, we hope to add the following services in the future as working capital permits and our development allows:

     o VoIP based, monthly flat rate international long distance service. We plan to continue to explore various strategic alliances or relationships with network operators in an effort to obtain access to international markets. Current providers include unrelated entities such as ITXC Corp., the operator of an international network with locations in numerous countries throughout the world. It is our hope to execute one or more agreements with an international provider in order to obtain international service for our customers. The international market is large, accounting for billions of dollars of revenue on an annual basis. We hope to add international service as a complement to our existing domestic service in the future.

     o Calling Card services. We also hope to offer VoIP based prepaid long distance calling cards to customers throughout the United States. Similar to calling cards offered by a variety of other companies, we hope to offer prepaid and/or credit-based long distance calling cards permitting calls anywhere in the U.S.

     o Next generation unified communications products. Various evolving technologies allow customers an array of unified messaging services through one identification number. Customers can access e-mail, voice mail, fax and additional services through one number that tracks the customer throughout his or her daily routine. We hope to offer this service to our customers in the future.

     All of these additional services are currently in the planning stage and there is no assurance that we will be successful in implementing any or all of the services.

Network Technology.

     The backbone of our current service is the private network operated by our network provider. A copy of our agreement with this provider has been filed as an exhibit to this Report. This agreement provides us access to the network and equipment maintained by our network provider in order to provide certain of our services.

     The network operated by our provider is co-located in major telecommunication companies' sites covering over 145 major metropolitan areas and approximately 70% of the United States. It is based on a hub and spoke topography and represents what we believe to be one of the largest, privately operated fiber optic networks in the country, assembled by agreement with other network providers throughout the country. It consists of these connected networks together with VoIP switches placed in the facilities of telecommunications companies in various metropolitan areas. Coverage includes intracity, intrastate and interstate.

     Following is a depiction of the network operated by our provider:

                        [[GRAPHIC OF PROVIDER NETWORK]]

     The agreement with our provider allows us to offer a variety of services to our existing and potential customers. These include the flat rate voice services currently provided, along with unified messaging services we hope to provide in the future. These services are described in more detail above. For our fee, our network provider has agreed to provide us access to the network and equipment necessary to facilitate our services. Our network provider agrees to provide this service on a timely basis, to secure, operate and maintain such services and facilities as shall be necessary to provide us this service and to maintain all necessary and appropriate relationships with other network and service providers.

     We have agreed to pay for the service in accordance with a schedule that we negotiated with our network provider. This schedule, originally set as a flat rate charge, is currently being charged to us on a usage-sensitive basis for access to the network. The rates agreed to in the schedule are subject to change at the discretion of our network provider in the event that the rates and charges paid by it for services and facilities are increased at any time. Our network provider may also increase rates as a result of charges paid to governmental authorities or local exchange carriers in conjunction with providing its service. Upon any such rate increase, we have seven days to accept or reject the new pricing, and terminate the contract if we do not agree to the new pricing.

     Our arrangement with our network provider may be terminated at certain times and upon certain conditions. It may be terminated by our network provider in the event that we fail to pay any amounts due under the agreement, in the event that we engage in conduct or activity detrimental to the business of our network provider or if we violate any material term or provision of the agreement. The initial term of our agreement with our network provider is one year, and may be renewed for similar terms thereafter.

Recent Developments
-------------------

     Because our service is wholly dependent upon access to a network, we believe that our business would be enhanced by acquisition of such a network. Toward that end, we executed an agreement dated September 27, 2001 to acquire Achieve Networks, Inc., of Dallas, Texas ("Achieve"). Achieve operates a private IP network that would allow us to control the routing of calls and strictly control calling quality. The network is comprised of a switch owned by Achieve connected to a fiber optic network owned by a third party. The acquisition would create a network footprint to cover all of the United States and 192 countries around the world. We would also be able to acquire bandwidth that is point-to-point and is dedicated solely to our use. Through a strategic alliance with Genuity, Inc., Achieve's private network architecture incorporates the latest gateway technologies available.

     The agreement with Achieve provides that we will acquire a minimum of 81% of the company at the initial closing, anticipated for November 1, 2001. We will issue a total of 3,000,000 shares of our common stock in exchange for 100% of Achieve, prorated for the 81% that we intend to acquire in the initial step of the transaction. Closing is subject to a number of contingencies, including continuing due diligence and execution of necessary closing documents. Acquisition of the remaining 19% is subject to necessary regulatory approval and consent of those Achieve shareholders.

     The agreement also requires us, following the closing and subject to certain conditions, to advance funds to Achieve for operating expenses in an amount not to exceed $500,000. Such maximum amount will be reduced by any advances made by the Company prior to closing. All amounts may be repaid to us by Achieve in the form of access time on its IP network at rate equal to Achieve's cost plus 20%. We have agreed to purchase a minimum of 50,000 minutes per month on this network.

     As a result of the acquisition, Achieve would become a subsidiary of Pipeline, operating out of Dallas, Texas. Pipeline's corporate offices will remain in Jacksonville, Florida.

     Assuming successful acquisition of Achieve, and as working capital permits, we will implement a plan to continue to expand and upgrade Achieve's network access. The implementation of the acquisition will remove our dependence on third parties, and permit us to control our access costs. Our contract with our current network provider permits use of other network providers and does not require a minimum purchase or usage.

Marketing, Advertising and Distribution.

     In keeping with our strategic plan, our marketing and distribution is geared to reach customers in the residential and small business market. Our marketing efforts are designed to establish brand recognition and emphasize the superior customer support we hope to provide.

     Our efforts during the 2001 fiscal year were focused on the use of dealers and agents to advertise our services and acquire customers. Our efforts were less successful than we had hoped, in part because of the problems experienced with our network providers. The use of dealers was neither as successful nor as cost effective as we had hoped. The dealers we contracted with were unable to bring in the level of customers they had promised, and the costs to us for the customers they did bring to us were greater than anticipated. We no longer use dealers to market our services.

     Our recent efforts to use independent agents have shown greater success. In June of 2001, shortly before the end of our fiscal year, we contracted with certain agents to market our services. Those agents exposed our services to consumers nationwide and produced a significant number of new or potential customers through an outbound telemarketing process. Although we cannot be assured of the number of customers we will maintain or the additional number of new customers per month that we will acquire, we believe that we require a minimum of 15,000 customers per month to break even.

     In order to develop and enhance our goal of nationwide brand recognition, we have recently retained the services of a marketing firm with substantial experience in the telecommunications industry. While working within the limits of our capital resources, this firm has committed to work with our employees to develop our image and brand identification on a nationwide basis. Such efforts may include graphic design and traditional means of advertising, such as television, radio, billboard and other mass communication, as well as electronic advertising through websites and various Internet portals. We hope to quickly establish ourselves as a nationally recognized communications company with appeal in many different markets.

     We have developed a multi-faceted marketing plan that first targets residential customers through direct marketing, such as opt-in e-mail, direct mail and out-bound telemarketing. We hope these efforts will drive consumers to our web site, where they can thoroughly review our product and service line and select the service of their choice. We have also implemented a series of radio advertisements that run during major sporting event pre-game and half-time programs.

     Our second marketing focus is on affinity groups. Examples of affinity groups include state or national trade organizations, such as insurance trade groups, banking organizations or credit unions, and colleges and alumni associations. In each case, the organization will earn residual income from the ultimate sales of our services through their sponsorship. In essence, we hope that the organizations will act as defacto distributors on our behalf in an effort to reach the members within each group. We have recently entered into contracts with certain organizations, but these contracts have not yet been implemented.

     We are also negotiating with various entities to promote our products as part of a package of goods and services offered to consumers or small businesses. Examples of this marketing focus may include packages such as security systems or the advertisement and distribution of our services in retail outlets that carry telephone and office equipment.

     Additionally, we are utilizing commissioned independent marketing agents to "upsell" our services. Essentially, when these agents contact or are contacted by consumers regarding other products or services in which the consumer has expressed an interest, the agents will introduce our services as well. Our services may be offered in conjunction with unified messaging services, prepaid local phone services, certain prepaid credit card services, and other products.

     Finally, we hope to form agreements with smaller competitive local exchange carriers ("CLECs"), essentially local phone companies serving markets from 10,000 to 200,000 customers, to sell minutes to either the CLECs themselves who can then provide their customers with both local and long distance service, or who will promote our long distance service to their local calling customers.

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

     The FCC is  currently  considering  whether to impose  surcharges  or other common carrier regulations upon certain providers of Internet telephony, primarily those that provide Internet telephony services to end users located within the U.S. While the FCC has presently decided that information service providers, including Internet telephony providers, are not telecommunications carriers, various companies have challenged that decision. Congressional dissatisfaction with FCC conclusions could result in requirements that the FCC impose greater or lesser regulation, which in turn could materially adversely affect our business, financial condition, operating results and future prospects.

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

     If the FCC were to determine that certain Internet-related services including Internet telephony services are subject to FCC regulations as telecommunications services, the FCC could subject providers of such services to traditional common carrier regulation, including requirements to make universal service contributions, and/or pay access charges to local telephone companies. It is also possible that the FCC may adopt a regulatory framework other than traditional common carrier regulation that would apply to Internet telephony providers. Any such determinations could materially adversely affect our business, financial condition, operating results and future prospects to the extent that any such determinations negatively affect the cost of doing business over the Internet or otherwise slow the growth of the Internet.

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

Proprietary Rights.

         Proprietary rights are important to our potential success and our competitive position. We have registered one trademark in the U.S., "Ride the Pipe," which we market our services under on college campuses. In addition, we have trademark or salesmark registration applications pending for "Integriss," "Voicesync," "Hearing is believing" and "Freedom is calling." The laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the U.S., and effective copyright, trademark and trade secret protection may not be available in such jurisdictions. In general, our efforts to protect our intellectual property rights through copyright, trademark and trade secret laws may not be effective to prevent misappropriation of our content, and our failure to protect our proprietary rights could materially adversely affect our business, financial condition, operating results and future prospects. Despite such protection, a third party could, without authorization, copy or otherwise appropriate our proprietary property.

     Our agreements with employees and others who participate in development activities could be breached, we may not have adequate remedies for any breach, and our trade secrets may otherwise become known or independently developed by competitors, subjecting us to potential adverse business affects.

     We have developed much of our own software to operate our interactive web site, but we rely upon license agreements with respect to our use of software and hardware provided to us by our vendors. Those license agreements may not continue to be available to us on acceptable terms, or at all.

Our Competition.

     The long distance telephony market is highly competitive. There are several large and numerous small competitors, and we expect to face continuing competition based on price and service offerings from existing competitors and new market entrants in the future. The principal competitive factors in our market include price, quality of service, breadth of geographic presence, customer service, reliability, network size and capacity and the availability of enhanced communications services. Our competitors include major and emerging telecommunications carriers in the U.S. and foreign telecommunications carriers.

     o Traditional Long Distance Carriers.We consider our biggest competition to be traditional PSTN (public switched telephone networks) companies such at AT&T, Sprint, MCI WorldCom and the like. These companies have tremendous financial resources and current customer bases. They have a national presence and a traditional product understood and accepted by the general population.

     o Calling Card Providers. There are numerous companies ranging in size from new market entrants to some of the same large entities with substantial resources that provide prepaid calling cards and/or credit-based billable calling cards. These cards provide customers with some similar benefits as our products in that they may have lower per minute rates than traditional long-distance carriers, or, if prepaid, lessen the billing uncertainties to the consumer.

     o 10-10 Dial Around Providers. There are hundreds of companies offering per minute long-distance rates to consumers via the use of a 10-10 dial around number. That is, the consumer dials "10-10" plus a designated access number and is charges according to the agreement with the provider. Many of these per minute charges are significantly lower than traditional per minute long-distance carrier charges, and may or may not have minimum call charges as part of the plans.

     o Internet Protocol and Internet Telephony Service Providers. During the past several years, a number of companies have introduced services that make Internet telephony or voice services over the Internet available to businesses and consumers. Many Internet service providers
          (ISPs) exist, but currently transmit only data and not voice. It would be possible for these ISPs to compete if they invested in the necessary hardware to transmit voice or teamed with entities willing to provide the switches that translate voice to data.

     o VoIP Providers. Other United States providers of VoIP long-distance services to consumers include Net2Phone, IconnectHere (DeltaThree.com's consumer product, CNM Networks, Inc., and Wherever.net. Many providers utilize the public Internet, which cannot offer the quality of transmission of private networks, and certain providers only offer PC to PC or PC to phone products, as opposed to phone to phone VoIP services.

     Many of our competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition and more established relationships in the industry than we have. As a result, certain of these competitors may be able to adopt more aggressive pricing policies that could hinder our ability to market our VoIP services. We believe that our key competitive advantages are our ability to deliver reliable, high quality voice service in a cost-effective manner. We cannot assure you, however, that this advantage will enable us to succeed against comparable service offerings from our competitors.

Employees.

     We currently employ a total of 24 individuals, including ten in customer development/customer service, two in finance and accounting, including our Chief Financial Officer, three in administration, including our Chief Executive Officer, five in our information technology department and four in marketing. Our two executive officers serve us pursuant to written employment contracts for a period of four years. Most other employees are employed at- will. None of our employees are covered by collective bargaining agreements, and we believe we enjoy excellent relations with our employees.

         We anticipate adding additional employees as our working capital permits and the needs of our business dictate. Additional individuals will be retained to service significant accounts that we successfully obtain in the future. We also expect to retain additional assistance in customer service, technology and operations.

Item 2. Description of Property.

         The Company owns no real property as of the date of this report. We currently lease 4,500 square feet of office space under a 60-month lease through March 31, 2005. The lease provides for two five-year renewal options at the prevailing market rate. The current monthly rental is $5,213 plus sales tax, utilities and maintenance expenses. The lease provides for annual monthly increases of $188 per month (i.e. an annual escalation of 50 cents per square) that commenced in March of 2001. We anticipate that we may need to lease additional space as our customer base grows; however, we believe our space is adequate for our needs for the foreseeable future. Additional space is available in our building and we believe that, if needed, we could lease additional space at comparable rates.

Item 3. Legal Proceedings.

     We are unaware of any material litigation pending or threatened against us or in which any of our officers or directors are parties adverse to our interest. In the future, we may be party to routine matters of litigation relating to our business that we do not believe will have a material effect on our financial condition or operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Our common stock currently trades over the counter and quotations are currently reported on the "Bulletin Board" maintained by the NASD. The following table shows the range of high and low bids for our common stock for the last two fiscal years or portions thereof as reported by the NASD. Prices represent quotations between dealers, do not include retail mark-ups, markdowns or commissions and do not necessarily represent prices at which actual transactions occurred.

Fiscal Quarter Ended      High         Low
                          ----         ---

         1999
September 30             $   5.13    $   2.88
December 31                  3.78        2.19

Fiscal Quarter Ended      High         Low
                          ----         ---
         2000
March 31                     9.63        2.56
June 30                      7.25        3.25
September 30                 6.69        4.88
December 30                  6.06        2.50

         2001
March 31                     4.50        1.96
June 30                      6.45        2.10

     As of June 30, 2001 there were approximately 39 record holders of our common stock. No dividends have been paid with respect to our common stock and we have no plans to pay dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.


Item 6. Managements' Discussion and Analysis or Plan of Operation.

Overview

     Effective June 21, 2000, we acquired all of the outstanding stock of Pipeline, then a privately held Florida corporation. This acquisition was accomplished through a merger of our wholly owned subsidiary, WRS Merger Corp., with Pipeline. As a result of that transaction, Pipeline became our wholly owned subsidiary. Pipeline was originally organized in December 1999 to operate in the communications industry.

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

     Historically, Pipeline had a fiscal year end of December 31. Because Pipeline was deemed the acquiring entity for accounting purposes, its fiscal year survives for reporting purposes under relevant rules of the Commission. On August 22, 2000, a determination was made to change the fiscal year end of Pipeline from December 31 to June 30. The decision was made by the Company's Board of Directors and was effective for the period ending June 30, 2000. Consequently, the financial statements for the period ended June 30, 2000 are for a six -month period, rather than twelve months, as would normally be the case. Our shareholders approved changing our name to Pipeline Technologies, Inc. at our shareholders' meeting held in October of 2000.

Results of Operations

     Year ended June 30, 2001. During the year ended June 30, 2001, we realized a net loss of $3,988,518, or $(.39) per share, on revenue of $389,873. While we recorded sufficient revenue such that we are no longer considered in the development stage for accounting purposes, our costs of sales, operating and other expenses far exceeded our revenue, resulting in a substantial net loss. The net loss for the year ended June 30, 2001 represents an increase of $3,009,471, or approximately 310 %, from the six month period ended June 30, 2000. One reason for the substantial increase in the net loss is that we are comparing a twelve-month period ended June 30, 2001 to a six-month period ended June 30, 2000.

     As was the case during the six months ended June 30, 2000, our revenue for the year ended June 30, 2001 was insufficient to cover cost of sales. During the 2001 fiscal year, we realized a negative gross profit of $355,408, which means our cost of revenue exceeded our revenue by that amount. The primary reason for this shortfall has been our inability to obtain access to a reliable network at an acceptable cost. Our business model contemplates contracting with an independent, third party network provider to avoid the capital expenditure necessary to develop our own network. However, the proposed acquisition of Achieve Networks would allow us to control our network access, and hopefully reduce our cost of sales substantially in the future.

     On May 1, 2000, we contracted with a network provider that we considered an affordable, reliable source of serving our customers. Unfortunately, that provider became insolvent during the fiscal year. We were forced to quickly find an alternative provider, and utilized a traditional service provider as a temporary solution. For a brief period, we acted as an agent for this licensed carrier. Unfortunately, our customers, who had already paid us a flat fee for long distance service, received additional bills from the licensed carrier. This billing was done without our knowledge or control, and we are still working to remedy the overbilling by the licensed carrier. As a result, we lost approximately two-thirds of our former customers.

     We subsequently contracted with a new Internet telephony provider to gain network access. While we do not have a monthly minimum payment, as we did with our first provider, our costs under the contract are not as competitive as we had hoped. Our marketing efforts for the last quarter of the 2001 fiscal year were marginally successful in gaining additional customers. Subsequent to year-end, we have improved our success based on a telemarketing campaign by an independent agent. While it is too early to determine how many of these customers we will retain, we believe revenue from these customers will improve over the comparable period of the 2001-year.

     Our inability to find an acceptable network provider has been the primary obstacle to our operations since our inception. It is also a primary impetus for the proposed acquisition of Achieve Networks, Inc., discussed elsewhere under
Item 1, Recent Events. While there is no assurance that this acquisition will be successfully completed, we hope it will remedy the problems we have experienced in the past with independent network providers.

     In addition to costs of sales, operating expenses included selling, general and administrative expenses in the amount of $2,734,962. Material operating expenses included approximately $1,230,000 in compensation expenses, including salaries, payment for contract labor, insurance, and payroll taxes. This represents an increase of $1,148,262, or 1400%, compared to the six months ended June 30, 2000. This increase reflects an increase from seven employees for the previous six-month period to twenty-four full-time employees at the end of the

2001 fiscal year. We also recorded $520,000 in non-cash expenses in connection with the issuance of stock to consultants for services rendered to us. An additional $98,000 was incurred in commissions to agents for the 2001 fiscal year, a 100% increase over the previous period when we paid no commission. We first utilized telemarketing agents to assist in obtaining customers during the 2001 year. Investment banking fees decreased by $54,500 for the 2001 fiscal year and legal fees of $248,000 reflected an increase of $213,659, attributable to a dispute with a former service provider. Rent accounted for $76,000, advertising and promotions approximately $58,000 and $50,000 for travel expenses. These expenses remained relatively level when compared on an annual basis.

     We also incurred approximately $900,000 in interest and financing expenses ($700,000 in financing costs and $200,000 in interest) associated with outstanding debt. These also were non-cash expenses. Due to our inability to obtain equity financing to meet operating expenses, we have borrowed substantially to meet cash flow requirements. We currently have outstanding approximately $2,700,000 in debt, bearing interest at 12% per annum and due on demand. We hope to convert some or all of this outstanding indebtedness to equity, but no specific arrangements have been made with the lenders. Accordingly, interest continues to accrue on the outstanding balance.

     We expect to incur losses until such time as our revenue is sufficient to cover our cost of service and our general and administrative expenses. However, due to our limited operating history, we are unable to predict with any degree of accuracy when that time will come.

     Six months ended June 30, 2000. During the six month period ended June 30, 2000, we realized a net loss of $979,047, or $(.12) per share, on $1,095 of total revenue. We remained in the development stage during that time, without significant revenue from operations.

     During the six months ended June 30, 2000, general and administrative expenses represented our greatest expense. A majority of those expenses, in turn, were related to costs of our merger with Pipeline and resolution of a dispute with former shareholders of another communications company. We paid a total of $611,860 in connection with the merger and to resolve that dispute, all of which was expensed during the six-month period. Salaries accounted for approximately $75,000 of expense during the six months, while advertising and promotion added approximately $34,000 of expense. We also paid $137,500 in investment banking fees in connection with financing which we obtained during the period.

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

Liquidity and Capital Resources.

     June 30, 2001. Our financial condition at June 30, 2001 continued to decline from the previous fiscal year end. At June 30, 2001, we had a working capital deficit of $(3,655,894), consisting of current assets of $21,332 and current liabilities of $3,677,226. This represents a decrease of $2,888,822, or approximately 376%, from fiscal year end June 30, 2000. We also reported a deficit in shareholders' equity of $(3,503,214) at June 30, 2001.

     Based in part on the deficit in our working capital and shareholders' equity, the report of our independent accountants contains a contingency about our ability to continue as a going concern. We have also incurred substantial losses from operations since inception. Our efforts to rectify our adverse financial condition and improve operations include those outlined above under Results of Operations, as well as our continuing efforts to obtain financing from outside sources. We believe our ability to obtain additional capital is dependent on our success in generating additional customers. As mentioned above, we have experienced some success subsequent to fiscal year end 2001. We will continue efforts toward that end, as well as seeking additional opportunities to increase capital. However, there is no assurance those efforts will be successful.

     All of our debt is due on demand, and is accordingly classified as short-term. We continue to work with the owners of this debt in an effort to refinance or convert the debt into equity. We are also negotiating to determine the extent of our obligation to issue warrants to the holder of some debt in connection with a commitment that we made at the time the debt was issued. Again, there is no assurance that these efforts will be successful.

     During the year ended June 30, 2001, we financed substantially all of our operations from the proceeds of notes payable. A substantial portion of such amount was issued to a single individual. Our experience during the year ended June 30, 2001 is substantially similar to the period ended June 30, 2000, when we issued a net amount of $1,200,000 in short-term debt to finance operations. We believe our efforts to obtain capital through equity financing was adversely affected by our operations, as well as declines in the stock market in general, as well as the telecom industry specifically.

     The need to finance substantially all of our operations by debt financing is due in part to our failure to close two equity financings that we had planned during the fiscal year. Each offering, totaling up to $10 million, was designed to provide cash for operations to continue our business plan and provide a contingency for the future. However, we were unable to complete either transaction, perhaps reflecting the adverse economy and conditions in the capital markets.

     During the year ended June 30, 2001, we issued 200,000 shares of our common stock at a total value of $700,000 in connection with short-term loans that we received. We also issued 480,000 shares valued at $520,000 for consulting services. That entire amount was charged to operations. Partially offsetting these transactions, a shareholder donated a total of 450,000 to our treasury, which shares were subsequently cancelled.

     Our continuing needs for working capital include cost of sales, general and administrative expenses, repayment of debt and interest.

     June 30, 2000. At June 30, 2000, we had a deficit in working capital of $(767,072), consisting of current assets of $246,256 and current liabilities of

$1,013,328. We also had a substantial deficit in shareholders' equity of $(734,696). At June 30, 2000, we were still in the development stage with very limited revenue.

     Our greatest needs for capital as we entered the 2001 fiscal year included contract payments to our network provider, payment of general and administrative expenses and retirement of short-term debt. Our agreement with our communications network provider at the time required minimum monthly payments of $50,000. That network provider subsequently failed, and, while relieved from that monthly payment, we had to obtain alternative network access.

     During the six month period ended June 30, 2000, we borrowed $1,000,000 from private individuals or entities, $925,000 of which remained outstanding at June 30, 2000. The proceeds of those loans were utilized to pay operating expenses and to settle certain litigation. These notes are payable in full on June 21, 2001. We also require cash for payment of general and administrative expenses, including ongoing salaries, legal and accounting fees.

     We financed the remainder of our capital requirements during the six months ended June 30, 2000 through the sale of our common stock in a private transaction. We sold 500,000 shares of our common stock to two private investors in exchange for cancellation of promissory notes in the amount of $252,952, including principal and interest. The proceeds of that financing were used to defer operating expenses set forth in more detail below.

Special Note Regarding Forward-Looking Statements

     Certain statements contained herein constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward looking statements are identified by words such as "hopes," "expects," "anticipates," "plans" and the like and include, without limitation, statements regarding our plan of business operations and related expenditures, receipt of working capital, potential contractual arrangements, anticipated revenues, related expenditures and completion of proposed acquisitions. Factors that could cause actual results to differ materially include, among others, the following: receipt of additional working capital, acceptance of the Company's service in the market place, competition, new regulations which might be adopted by Federal or state governments, our costs and the pricing of our services, the level of demand for our services, changes in our business strategies and other factors set forth herein. Additional factors are outlined immediately below. Most of these factors are outside the control of the Company. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statutes or regulations, the Company disclaims any intent or obligation to update publicly these forward looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, there are factors that could cause actual results to differ materially from those expressed or implied. Some of these risks include, among others, the following:

     We are entirely dependent on a third party for access to the network. Due to our limited working capital and operating experience, we are entirely dependent on our network provider for access to the network essential to providing our service. As a result, we are entirely dependent on our network provider to operate our business. An interruption or failure in their network or termination of service would adversely affect our customers and results of operation. We essentially act as a reseller of service made possible through our network provider. While we believe other network providers may be available, there is no assurance that such access can be obtained on terms which are acceptable or which would result in profit. Furthermore, there is no assurance that our agreement with our network provider can be renewed following its expiration. We are negotiating an acquisition of an entity that acts as a network provider, but we cannot be assured that acquisition will be successfully consummated.

     Our success depends on our ability to keep up with rapidly changing technology. We depend on a network, computers, telecommunications equipment and software capabilities to run our business. However, we do not have sufficient capital to invest in development of our own equipment or software. Consequently, we are dependent on the resources of third parties to maintain our technological advantage. Our failure to maintain the competitiveness of our technological capabilities or respond effectively to technological change could negatively affect our business, results of operation or financial condition. We do not invest funds in research and development. We primarily depend on products and services developed by independent third parties for our technology. Our future viability and profitability will depend on numerous factors, including our ability to (i) market our existing technology to a sufficient number of customers; (ii) increase our service offerings to attract additional customers; and (iii) keep up with technological change in our industry. We cannot assure that technologies or services developed by our competitors, especially those in the voice-over-Internet arena, will not render our products or services non-competitive or obsolete.

     In the event we experience difficulty managing our operations, our chances of achieving profitability may be reduced. Our future performance will depend, in part, on our ability to manage our anticipated growth effectively. To that end, we will have to undertake the following tasks:

o Continue to develop our operating, administrative, financial and accounting systems and controls;

o    Improve   coordination  among  our  accounting,   finance,   marketing  and
     operations personnel;

o    Enhance our management information systems capabilities;

o    Evaluate and perfect our customer service; and

o    Hire and train additional qualified personnel.

If we cannot accomplish these tasks, our chances of achieving profitability will be diminished.

     Our use of independent agents to market our service raises the risk that customers may only use our service on a temporary basis or demand refunds of the related charges. Although we endeavor to manage and perform as much marketing through our own employees as possible, we must also depend on the efforts of third-party agents to contact customers and acquaint them with our services. We simply do not have the financial resources at this time to hire and maintain a marketing staff sufficient to perform these functions. Pursuant to the terms of our arrangements, these independent agents may contract with customers directly, without our knowledge or approval. Because these agents are paid on a commission basis, they may be motivated to use aggressive tactics in an effort to engage more customers. In addition, customers who contract on the basis of a telemarketing call, rather than through their own investigation, have a higher likelihood of canceling the service after a trial period. We continually monitor the sales practices of these agents in an effort to insure that their tactics are appropriate. None-the-less, customers may cancel our service shortly after commencement and we may be forced to refund charges to customers who notify us that they obtained our service without their consent. Because of the potential incidents of customer cancellations, our customer and revenue level may vary dramatically from month to month.

     We may be unable to complete anticipated acquisitions. We have recently executed an agreement to acquire a majority interest in a network operator in an effort to compliment our business plan. While the definitive agreement anticipates closing on November 1, 2001, there is no assurance that the acquisition will be successfully completed. Closing is subject to certain conditions, including continuing due diligence and execution of appropriate closing documents. We are presently working to satisfy those conditions. However, our failure or inability to complete this acquisition may result in our loss of access to the network, increased costs for network access and/or other adverse effects on our business and operations.

     Because we are unable to predict the volume of usage on the network that we lease, we may be forced to enter into disadvantageous contracts that would reduce our operating margins. Because of our limited operating history, we are unable to predict with any degree of accuracy the volume of usage on the network that we lease. Furthermore, since we do not own the network, we are unable to control access by third parties. This may result in overuse of the network, impeding or impairing call quality or transmission. While our network provider has pledged to increase the capacity as our usage increases, there is no assurance it will successfully complete that expansion. We may therefore have to enter into other long-term agreements for leased capacity. Long-term agreements for network capacity may adversely effect our operations and financial performance.

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

     Our failure to attract and retain affiliates, distributors and customers will negatively affect our business. If we are unable to attract and retain affiliates, distributors and customers, our revenues will suffer and adversely affect our results of operations. Our business is dependent on attracting affiliates or affinity groups who we hope will help market our service to their members. These potential affiliates include credit unions, colleges and universities, social, fraternal, trade and other organizations. We also hope to reach additional agreements with distributors to assist in marketing our service to end-users. However, our ability to attract affiliates and customers will depend on a number of factors, including:

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

     Changes in governmental regulation of VoIP services could result in a loss of competitive advantage. Our success depends on our ability to provide a competitive product. If government regulations provide for the imposition of surcharges to VoIP providers such as access or universal service fund contributions, or other regulations that impose an additional cost of doing business or charge to the end-user will negatively impact our ability to offer a competitively priced product. Without a competitively priced product, our ability to compete, gain market share, and attain or maintain profitability may be seriously compromised. While we are not aware of any legislation currently pending that may impose such charges, the FCC continues to examine issues relating to emerging technologies and how to categorize the companies that provide such technology.

Item 7. Financial Statements.

     Reference is made to the Index of Financial Statements following Part IV of this Report for a listing of the Company's financial statements and notes thereto.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Changes in our accountants

     We retained Stark Tinter & Associates, LLC, independent accountants, now known as Stark Winter Schenkein & Co., LLP, to audit our financial statements for the period ended June 30, 2000. Stark Winter replaced Kish Leake & Associates, P.C., who acted as the accountant for us and audited our financial statements for the year ended December 31, 1999. The dismissal of Kish Leake & Associates, P.C. and retention of Stark Winter was approved by our Board of Directors.

     The reports of Kish Leake & Associates, P.C. for the two fiscal years ended December 31, 1999 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to any uncertainty, audit scope or accounting principles.

     During the two fiscal years ended December 31, 1999 and the interim period prior to their dismissal, there were no disagreements with Kish Leake & Associates, P.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Kish Leake & Associates, P.C., would have caused Kish Leake & Associates, P.C. to make reference to the matter in their report. Further, there were no reportable events as that term is described in Item 304(a)(1)(iv)(B) of Regulation S-B.

     During the two fiscal years and the subsequent interim period prior to their engagement, the Company had not consulted Stark Winter regarding any matter requiring disclosure.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 10, 2001.

Item 10. Executive Compensation.

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 10, 2001.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annual meeting of shareholders to be held December 10, 2001.

Item 12. Certain Relationships and Related Transactions.

     The information required by this item is incorporated herein by reference from the Company's proxy statement for the annul meeting of shareholders to be held December 10, 2001.

                                     PART IV

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

No.      Description

2.1(1) Articles of Merger, Pipeline Technologies, Inc., as the survivor and WRS Merger Corp., dated April 28, 2000, as filed with the Secretary of State of the State of Colorado on June 21, 2000.

2.2* Share Exchange Agreement and Plan of Reorganization between the Company and Achieve Networks, Inc. dated September 27, 2001.

3.1(2) Articles of Incorporation, of Wallstreet Racing Stables, Inc. as filed on July 18, 1995 with the Colorado Secretary of State.

3.2(2) Articles of Amendment to the Articles of Incorporation of Wallstreet Racing Stables, Inc., as filed on September 13, 1995 with the Colorado Secretary of State.

3.3(6) Articles of Amendment to the Articles of Incorporation of Wallstreet Racing Stables, Inc., as filed on October 27, 2000 with the Colorado Secretary of State.

3.4* Articles of Amendment to the Articles of Incorporation of Pipeline Technologies, Inc., as filed on November 16, 2000 with the Colorado Secretary of State.

3.5(2)   Bylaws of Wallstreet Racing Stables, Inc.

3.6(2)   Amendment to the Bylaws of Wallstreet Racing Stables, Inc.

4(2)     Form of Certificate for Common Stock.

9        Not applicable.

10.1(5)  Employment Agreement between Pipeline Technologies, Inc. and Timothy
         J. Murtaugh dated May 1, 2000.

10.2(5)  Employment Agreement between Pipeline Technologies, Inc. and Robert
         L. Maige dated July 1, 2000.

10.3(5) Lease between Pipeline Technologies, Inc. and Upchurch-Sutton, Inc., dated February 28, 2000.

10.4(*4) Services Agreement dated March 28, 2001 between Pipeline Technologies,
         Inc. and a network provider.

10.5(5)  Form of Convertible Loan Agreement dated June 21, 2000.

10.6(2) Non-Qualified Stock Option and Grant Plan dated August 1, 1995.

11       Not applicable.

13       Not applicable.

16(3) Letter, dated August 21, 2000, from former certifying accountant, Kish Leake & Associates, P.C.

18       Not applicable.

21(5)    List of subsidiaries.

22       Not applicable.

23       Not applicable.

24       Not applicable.

25       Not applicable.

26       Not applicable.

99       Not applicable.

-------------------------
* Filed herewith.

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

(5) Filed as an Exhibit to our Transitional Report on Form 10-KSB for the period ended June 30, 2000, and incorporated herein by reference.

(6) Filed as an Exhibit to Form 10-QSB for the quarter ended September 30, 2000, and incorporated herein by reference.


(b) Reports on Form 8-K.

         The Company has not filed any Reports on Form 8-K during the fourth quarter of the fiscal year covered by this report.

                         REPORT OF INDEPENDENT AUDITORS


Shareholders and Board of Directors
Pipeline Technologies, Inc.
Jacksonville, Florida

We have audited the accompanying consolidated balance sheets of Pipeline Technologies, Inc. as of June 30, 2001, and the related consolidated statements of operations, stockholders' (deficit) and cash flows for the period from December 2, 1999 (inception) to December 31, 1999, the six months ended June 30, 2000 and the year ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pipeline Technologies, Inc. as of June 30, 2001, and the results of its operations and cash flows for the period December 2, 1999 (inception) to December 31, 1999, the six months ended June 30, 2000 and the year ended June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, has a stockholders' deficit and has negative working capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also discussed in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Stark Winter Schenkein & Co., LLP
-------------------------------------
Stark Winter Schenkein & Co., LLP
Denver, Colorado
September 6, 2001

                           Pipeline Technologies, Inc
                           Consolidated Balance Sheet
                                  June 30, 2001

Assets

Current assets:
   Cash                                                             $     2,312
   Accounts receivable                                                   11,141
   Other current assets                                                   7,879
                                                                    -----------
      Total current assets                                               21,332
                                                                    -----------

Property and equipment, net                                              87,567
                                                                    -----------

Other assets:
   Deposits                                                              65,113
                                                                    -----------

                                                                    $   174,012
                                                                    ===========

Liabilities and stockholders' (deficit)

Current liabilities:
   Accounts payable                                                 $   528,882
   Accounts payable - affiliates                                         18,474
   Accrued expenses                                                     430,427
   Deferred revenue                                                      27,060
   Notes payable                                                      2,672,383
                                                                    -----------
                                                                      3,677,226
                                                                    -----------

Stockholders' (deficit)
   Common stock, $.001 par value,
      15,000,000 shares authorized,
      10,179,375 shares issued and outstanding                           10,179
   Additional paid in capital                                         1,463,780
   Accumulated deficit                                               (4,977,173)
                                                                    -----------
                                                                     (3,503,214)
                                                                    -----------

                                                                    $   174,012
                                                                    ===========


                           Pipeline Technologies, Inc.
                      Consolidated Statements of Operations
                      For the Year Ended June 30, 2001, the
                         Six Months Ended June 30, 2000
      and the Period From Inception (December 2, 1999) to December 31, 1999

                                                                                    Inception
                                                                                    December 2,
                                                    Year Ended      Six Months       1999 to
                                                     June 30,      Ended June 30,  December 31,
                                                       2001           2000             1999
                                                   ------------    ------------    ------------


Revenue                                            $    389,873    $      1,095    $       --
                                                   ------------    ------------    ------------

Operating expenses:
   Cost of sales                                        745,281           2,137            --
   Selling, general and administrative expenses       2,734,962         972,309           9,608
                                                   ------------    ------------    ------------
                                                      3,480,243         974,446           9,608
                                                   ------------    ------------    ------------

Other Expenses:
   Interest and financing                               898,148           5,696            --
                                                   ------------    ------------    ------------

Net (Loss)                                         $ (3,988,518)   $   (979,047)   $     (9,608)
                                                   ============    ============    ============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                10,098,742       8,502,406       8,453,425
                                                   ============    ============    ============
  Net (loss) per share                             $      (0.39)   $      (0.12)   $      (0.00)
                                                   ============    ============    ============


                           Pipeline Technologies, Inc.
                Consolidated Statement of Stockholders' (Deficit)
        For the Period From Inception (December 2, 1999) to June 30, 2001



                                                Common Stock
                                         --------------------------      Paid in      Accumulated
                                           Shares         Amount         Capital        Deficit         Total
                                         -----------    -----------    -----------    -----------    -----------

Beginning balance                               --      $      --      $      --      $      --      $      --

Issuance of common shares at inception     8,453,425          1,000           --             --            1,000

Net loss for the period                         --             --             --           (9,608)        (9,608)
                                         -----------    -----------    -----------    -----------    -----------

Balance December 31, 1999                  8,453,425          1,000           --           (9,608)        (8,608)

Shares issued for reorganization             995,950           --             --             --             --

Shares issued for conversion of notes        500,000            500        252,459           --          252,959

Reclassification of paid in capital             --            8,449         (8,449)

Net (loss) for the period                       --             --             --         (979,047)      (979,047)
                                         -----------    -----------    -----------    -----------    -----------

Balance June 30, 2000                      9,949,375          9,949        244,010       (988,655)      (734,696)

Shares issued for financing costs            200,000            200        699,800           --          700,000

Shares issued for consulting services        480,000            480        519,520           --          520,000

Shares returned and retired                 (450,000)          (450)           450           --             --

Net (loss) for the year                         --             --             --       (3,988,518)    (3,988,518)
                                         -----------    -----------    -----------    -----------    -----------

Balance at June 30, 2001                  10,179,375    $    10,179    $ 1,463,780    $(4,977,173)   $(3,503,214)
                                         ===========    ===========    ===========    ===========    ===========

                  Pipeline Technologies, inc.
             Consolidated Statements of Cash Flows
             For the Year Ended June 30, 2001, the
                Six Months Ended June 30, 2000
        and the Period From Inception (December 3, 1999) to December 31, 1999
                                                                                  Inception
                                                                                  December 2,
                                                    Year Ended      Six Months      1999 to
                                                     June 30,     Ended June 30,  December 31,
                                                       2001           2000           1999
                                                    -----------    -----------    -----------

Net (loss)                                          $(3,988,518)   $  (979,047)   $    (9,608)
  Adjustments to reconcile net (loss) to net cash
  (used in) operating activities:
  Depreciation                                           22,603          1,005           --
  Common stock issued for financing costs               700,000           --             --
  Common stock issued for services                      520,000           --             --
 Changes in assets and liabilities:
  Accounts receivable                                   (11,141)          --             --
  Other current assets                                   (7,879)          --             --
  Deposits                                              (65,113)          --             --
  Accounts payable and accrued expenses                 884,308         74,405            596
  Deferred revenue                                       27,060           --             --
  Accounts payable - affiliates                          23,348        (13,281)         8,407
                                                    -----------    -----------    -----------
Net cash (used in) operating activities              (1,895,332)      (916,918)          (605)
                                                    -----------    -----------    -----------

Cash flows from investing activities:
   Purchase of property and equipment                   (77,794)       (33,381)          --
                                                    -----------    -----------    -----------
Net cash (used in) investing activities                 (77,794)       (33,381)          --
                                                    -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from notes payable                         1,822,383      1,252,959           --
  Repayments of notes payable                           (75,000)       (75,000)          --
  Proceeds from stock issuance                             --             --            1,000
                                                    -----------    -----------    -----------
Net cash provided by financing activities             1,747,383      1,177,959          1,000
                                                    -----------    -----------    -----------

Net increase (decrease) in cash                        (225,743)       227,660            395

Beginning - cash balance                                228,055            395           --
                                                    -----------    -----------    -----------

Ending - cash balance                               $     2,312    $   228,055    $       395
                                                    ===========    ===========    ===========

Supplemental cash flow information:
  Cash paid for income taxes                        $      --      $      --      $      --
  Cash paid for interest                            $     6,362    $      --      $      --

                           Pipeline Technologies, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

Note 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

On December 2, 1999, the Company was incorporated under the laws of Colorado. The Company is in the business of providing telecommunications services.

On June 21, 2000, Pipeline Technologies, Inc. (Pipeline) completed a reorganization with Wallstreet Racing Stables, Inc., which at that time had no assets or liabilities. In conjunction therewith, Wallstreet Racing Stables, Inc. issued 8,453,425 shares of its common stock (89%) for all of the issued and outstanding common shares of Pipeline. This reorganization has been accounted for as though it were a recapitalization of Pipeline and sale by Pipeline of 995,950 shares of common stock (11%) in the exchange for the net assets of Wallstreet Racing Stables, Inc.

Basis of Reporting

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced recurring losses from operations as a result of its general and administrative expenses necessary to achieve its operating plan which is long-range in nature. For the period December 2, 1999 (inception) through June 30, 2001, the Company realized net losses of $4,977,173. In addition, the Company has a working capital deficit of $3,655,894 and a stockholders' deficit of $3,503,214 at June 30, 2001.

The Company's ability to continue as a going concern is contingent upon its ability to secure financing from outside sources, implement its business plan and attain profitable operations. In addition, the Company's ability to continue as a going concern must be considered in light of the problems, expenses and complications frequently encountered by entrance into established markets.

The Company is pursuing financing for its operations in the form of private placement investment. Failure to secure such financing or to raise additional private placement investment may result in the Company depleting its available funds and not being able pay its obligations or continue operations.

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

                           Pipeline Technologies, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

Depreciation

Property and equipment are depreciated or amortized using the straight-line method over the following estimated useful lives:

Furniture and office equipment                              3-5 years
Leasehold Improvements                                      5 years

Depreciation expense for the year ended June 30, 2001 and the six months ended June 30, 2000 was $22,603 and $1,005. There was no depreciation expense for the period December 2, 1999 (inception) through December 31, 1999.

Fair Value of Financial Instruments

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2001. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, accounts receivable, accounts payable, accrued expenses, and notes payable. Fair values were assumed to approximate carrying values for these financial instruments because they are short term in nature and their carrying amounts approximate fair values or they are receivable or payable on demand.

Impairment of Long-Lived Assets

The Company periodically reviews the carrying amount of its identifiable assets to determine whether current events or circumstances warrant adjustments to such carrying amounts. If an impairment adjustment is deemed necessary, such loss is measured by the amount that the carrying value of such assets exceed their fair value. Considerable management judgement is necessary to estimate the fair value of assets, accordingly, actual values could vary significantly from such estimates. Assets to be disposed of are carried at the lower of their financial statement carrying amount or fair value less costs to sell. As of June 30, 2001, management does not believe there is any impairment of the carrying amounts of assets.

Revenue Recognition

Revenue is recognized when telecommunications service are performed.

Advertising Costs

The Company expenses all costs of advertising as incurred. Total advertising expense for the year ended June 30, 2001, the six months ended June 30, 2000 and the period December 2, 1999 (inception) through December 31, 1999 was $58,812, $34,449 and $6,767.

                           Pipeline Technologies, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

Stock-based Compensation

The Company accounts for stock based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." The provisions of SFAS No. 123 allow companies to either expense the estimated fair value of stock options or to continue to follow the intrinsic value method set forth in APB Opinion 25, "Accounting for Stock Issued to Employees" ("APB 25") but disclose the pro forma effects on net income (loss) had the fair value of the options been expensed. The Company has elected to continue to apply APB 25 in accounting for its stock option incentive plans.

Reclassifications

Certain items previously reported in the prior year have been reclassified to conform to current year presentation.

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

Net (Loss) per Common Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During the periods when they are anti-dilutive, common stock equivalents are not considered in the computation.

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

                           Pipeline Technologies, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Estimates

The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual amounts could differ from those estimates.

Note 2. PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation at June 30, 2001:

        Furniture and equipment                   $ 93,150
        Leasehold improvements                      18,025
                                                  --------
                                                   111,175
        Less: Accumulated depreciation             23,608
                                                  --------
                 Total                            $ 87,567
                                                  ========

Note 3. NOTES PAYABLE

Convertible notes payable were issued for cash to be used for operations.

The following are summaries of notes payable at June 30, 2001 which are all due on demand:

12% convertible notes,  interest payable  semi-annually, conver-
tible  including accrued interest, at the holders' discretion
into shares of Common Stock at rate of $2.00 per share               $2,672,383
                                                                     ==========

Of this amount $2,522,383 is due to affiliates and $150,000 is due to unrelated parties (see Note 6).

Accrued interest related to these notes aggregated $191,786 at June 30, 2001.

Note 4. STOCKHOLDERS' (DEFICIT)

At inception, the Company issued 8,453,425 shares of common stock for cash aggregating $1,000.

During the six months ended June 30, 2000, the Company issued 500,000 shares of common stock for the conversion of notes payable aggregating $252,959 and issued 995,950 shares of common stock pursuant to the reorganization described in Note 1.

                           Pipeline Technologies, Inc.
                 Notes to the Consolidated Financial Statements
                                  June 30, 2001


During the year ended June 30, 2001 the Company issued 200,000 shares of common stock valued at $700,000 for financing costs related to certain short term loans. Of these shares, 100,000 shares valued at $400,000 were issued to an existing stockholder. Also, the Company issued 480,000 shares of common stock for services valued at $520,000. The value assigned to the common stock was the fair market value of the shares at the time it was agreed that they would be issued.

In addition, 450,000 shares of common stock were returned to the Company for no consideration and retired.

Note 5.  INCOME TAXES

The Company has a federal net operating loss carryforward of approximately $5,000,000, which will expire between the years 2018 and 2020. The deferred tax asset relating to the tax benefit of this net operating loss has been offset by a full allowance for realization. The difference between income taxes computed at the federal statutory rate and the actual income tax expense results from the net operating loss.

Note 6.  RELATED PARTY TRANSACTIONS

Certain officers of the Company loan money to the Company at various times during the year when cash is needed. The balance due these officers was $18,474 at June 30, 2001.

During the year ended June 30, 2001 and the six months ended June 30, 2000, the Company borrowed an aggregate of $1,672,383 and $850,000 from certain shareholders of the Company. These amounts are included in the total of $2,672,383 described in Note 3 above.

NOTE 7. LEASE OBLIGATION

The Company leases office space under an operating lease arrangement. The lease expires on March 31, 2005.

Minimum future lease payments on the office lease are as follows:

                Year         Amount
                ----       --------
                2002       $ 64,239
                2003         66,492
                2004         68,739
                2005         17,325
                           --------
                           $216,795
                           ========

For the year ended June 30, 2001 and the six months ended June 30, 2000, the amount charged to operations for rent expense was $61,992 and $5,352. There was no rent expense charged to operations for the period December 2, 1999 (inception) to December 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Jacksonville, Florida on the 15th day of October 2001.

                                        Pipeline Technologies, Inc.


                                        By:   /s/ Timothy J. Murtaugh
                                              ----------------------------------
                                              Timothy J. Murtaugh, President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                         Title                            Date
----------                         -----                            ----

/s/ Timothy J. Murtaugh    President, Chief Executive         October 15, 2001
------------------------   Officer and Director
Timothy J. Murtaugh


/s/ Robert L. Maige, Jr.   Chief Financial and Accounting     October 15, 2001
------------------------   Officer, Treasurer and Director
Robert L. Maige, Jr.


/s/ Pieter Both
------------------------   Director                           October 15, 2001
Pieter Both