Form 10QSB
period 2001-09-30
PIPELINE TECHNOLOGIES INC
filed 2001-11-14
CIK 1040751

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission file number 0-23823
                                                -------

                           PIPELINE TECHNOLOGIES, INC.
                           ---------------------------
             (Exact name of registrant as specified in its charter)

         Colorado                                              84-1313024
     ------------------                                     ----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


1001 Kings Avenue, Suite 200, Jacksonville, FL                        32207
----------------------------------------------                      ---------
   (Address of principal executive offices)                         (Zip Code)

                                 (904) 346-0170
                                 --------------
              (Registrant's telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

           Class of Stock                        Amount Outstanding
        ----------------------            --------------------------------
         $.001 par value                  10,179,375 shares outstanding
          Common Stock                    at November 6, 2001

                           PIPELINE TECHNOLOGIES, INC.


                                      Index

                                                                            Page

Part I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet at September 30, 2001 (unaudited)...    1

           Consolidated Statements of Operations for the three months
           ended September 30, 2001 and 2000 (unaudited)..................    2

           Consolidated Statements of Cash Flows for the three months
           ended September 30, 2001 and 2000 (unaudited)..................    3

           Notes to Consolidated Financial Statements (unaudited).........    4

Item 2.    Management's Discussion and Analysis or Plan of Operation .....    5

Part II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K...............................    8

SIGNATURES................................................................    9

                           Pipeline Technologies, Inc
                           Consolidated Balance Sheet
                               September 30, 2001
                                   (unaudited)

                                     Assets

Current assets:
   Cash                                                         $ 1,521,897
   Accounts receivable                                                9,247
   Other receivables                                                250,827
                                                                -----------
      Total current assets                                        1,781,971
                                                                -----------

Property and equipment, net                                          99,452
                                                                -----------

Other assets:
   Deposits                                                         112,173
                                                                -----------

                                                                $ 1,993,596
                                                                ===========

                     Liabilities and Stockholders' (Deficit)

Current liabilities:
   Accounts payable and accrued expenses                        $   789,527
   Accounts payable - affiliates                                     13,701
   Deferred revenue                                               2,332,996
   Notes payable - related parties                                2,522,383
   Notes payable                                                    152,874
                                                                -----------
                                                                  5,811,481
                                                                -----------

Stockholders' (deficit):
   Common stock, $.001 par value,
      15,000,000 shares authorized,
      10,179,375 shares issued and outstanding                       10,179
   Additional paid in capital                                     1,463,780
   Accumulated deficit                                           (5,291,843)
                                                                -----------
                                                                 (3,817,884)
                                                                -----------

                                                                $ 1,993,597
                                                                ===========
             See the accompanying notes to the financial statements

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Operations
                                   (unaudited)



                                                   Three Months    Three Months
                                                       Ended           Ended
                                                   September 30,   September 30,
                                                       2001            2000
                                                   ------------    ------------


Revenue                                            $  1,612,955    $     12,753
                                                   ------------    ------------

Operating expenses:
   Cost of sales                                      1,278,553          64,858
   Selling, general and administrative expenses         565,647         422,589
                                                   ------------    ------------
                                                      1,844,200         487,447
                                                   ------------    ------------

Other Income and Expenses:
   Rental income                                           --             6,390
   Interest and financing                               (83,425)        (28,011)
                                                   ------------    ------------

Net (Loss)                                         $   (314,670)   $   (496,315)
                                                   ============    ============

Per share information - basic and fully diluted:

  Weighted average shares outstanding                10,179,375       9,949,383
                                                   ============    ============
  Net (loss) per share                             $      (0.03)   $      (0.05)
                                                   ============    ============




             See the accompanying notes to the financial statements.

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                              Three Months   Three Months
                                                                 Ended          Ended
                                                             September 30,  September 30,
                                                                  2001           2000
                                                              -----------    -----------

OPERATING ACTIVITIES
   Net cash flow provided by (used in) operating activities   $ 1,536,601    $  (290,195)
                                                              -----------    -----------

INVESTING ACTIVITIES
   Purchase of property and equipment                             (19,890)        (3,604)
                                                              -----------    -----------
Net cash (used in) investing activities                           (19,890)        (3,604)
                                                              -----------    -----------

FINANCING ACTIVITIES
  Proceeds from notes payable                                       2,874        100,000
                                                              -----------    -----------
Net cash provided by financing activities                           2,874        100,000
                                                              -----------    -----------

Net increase (decrease) in cash                                 1,519,585       (193,799)

Beginning - cash balance                                            2,312        228,055
                                                              -----------    -----------

Ending - cash balance                                         $ 1,521,897    $    34,256
                                                              ===========    ===========

             See the accompanying notes to the financial statements.

                           PIPELINE TECHNOLOGIES, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)

(1)  Basis Of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") for interim financial information and Item 310(b) of Regulation S-B. They do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for a fair presentation have been included. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements of the Company as of June 30, 2001, including notes thereto, included in the Company's Form 10-KSB.

The Company was in the development stage from its inception through June 30, 2001. The fiscal year ending June 30, 2002 is the first year during which it is considered an operating company.

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

                           PIPELINE TECHNOLOGIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The following discussion and analysis covers (i) material changes in the financial condition and liquidity of Pipeline Technologies, Inc. ("us" or the "Company") since fiscal year end June 30, 2001 and (ii) the results of operations for the three months ended September 30, 2001 and 2000. This discussion and analysis should be read in conjunction with the audited financial statements and "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 as filed with the Securities and Exchange Commission ("Commission").

     Reference is made to the exhibits to this report or otherwise filed by the Company with the Commission. The discussion contained herein is qualified in its entirety by reference to those exhibits.

Results of Operations

     Overview. We reported the first significant revenue in our history for the first quarter of fiscal 2002, but still reported a loss from operations. For the three months ended September 30, 2001, we reported a net loss of $314,670, or $.03 per share, on total revenue of $1,612,955. This compares to a net loss of $496,315, or $.05 per share, on revenue of $12,753 for the quarter ending September 30, 2000. Our revenue increased 12,500% from the first quarter of fiscal 2001, while our net loss decreased 36%. The substantial increase in our revenue is attributable to additional customers that we have added with new and renewed marketing efforts during the fourth quarter of last fiscal year and the first quarter of this year.

     Unearned Revenue. We have recoded a substantial amount of unearned revenue during the quarter. This results from two factors: (i) our fees for long distance telephone service are charged in advance and we recognize revenue ratably over the period that services are provided; and (ii) we suspect that a substantial portion of the new customers for which cash was received by us may have been signed up involuntarily ("slammed") as the result of the efforts of a third-party entity marketing our service. Accordingly, these customers may demand cancellation of the service and we may be forced to refund any unauthorized credit card charges. Upon learning of this situation, we immediately terminated the services of the third party.

     We have carefully evaluated our new customer accounts in an effort to determine the appropriate amount of the reserve, using our previous cancellation experience and information from our credit card servicing company as a gauge. We are still unable to determine the exact amount of unauthorized charges. However, we believe that they will be substantial and that we have adequately reserved for these charge backs. The gross amount of fees collected by us through the efforts of that third-party entity marketing our services was $3,434,140, of which $2,332,996 has been classified as unearned revenue. As of the date of filing this report, approximately $758,000 has been refunded to these customers.

     Marketing. We have retained a new entity to market our services. Although this new entity will use outbound telemarketing in its efforts, we do not anticipate a recurrence of the unauthorized charges we encountered with our prior third-party marketing entity due to the initiation of more stringent controls. Furthermore, this entity has committed to incorporate inbound telemarketing as well as internet-based marketing to reduce our reliance on outbound methods. We are also increasing our agent-based and direct marketing efforts which should increase sales volume and customer retention.

     Gross Profit. Unlike the first quarter of fiscal 2001, we reported a positive gross profit for the first quarter of 2002. Revenue exceeded our costs of revenue by $334,402, compared to a negative gross profit of $52,105 for the first quarter of last year. None-the-less, we still reported a net loss for the quarter, as our gross profit was insufficient to cover general and administrative expenses.

     Included in our costs of sales was commission paid to the independent marketing company of approximately $750,000. This represented the largest component of our costs, even exceeding our network access charges. Unfortunately, we may be unable to recover any commission paid to this entity for perceived improper sales or marketing techniques. We also paid a significant amount ($110,000) in credit card charges in connection with billings to customers during the period.

     General and Administrative Expenses. General and administrative expenses of $565,647 for the three-month period consisted primarily of salaries, payroll expenses, and professional fees. Expenses during the first fiscal quarter of this year were not substantially different than those in the first quarter of last year. Professional fees are related to the expenses of maintaining the Company's status as a public reporting entity, pursuing the marketing entity for its perceived improper conduct and other routine business matters. The Company also incurred advertising and marketing related expenses. Management believes that development and maintenance of a Web site is integral to the Company's marketing efforts.

Liquidity and Capital Resources

     Overview. The Company's financial condition declined from fiscal year end June 30, 2001, a trend that unfortunately carried over from last year. At September 30, 2001, we reported negative working capital of $4,029,510, a decrease of $373,616, or 10%, from fiscal year end June 30, 2001. The Company continues to suffer from a serious lack of liquidity and capital.

     Current Assets and Liquidity. Current assets reported at September 30, 2001 increased substantially from fiscal year end; current liabilities, however, increased in a greater amount. Of our current assets, cash increased the most, rising over $1,500,000 from fiscal year end. Unfortunately, substantially all of that cash was extinguished subsequent to the end of the quarter, due to refunds to customers, payments to creditors and advances of approximately $400,000 to a prospective acquisition candidate.

     The largest increase in our current liabilities was deferred revenue, which increased $2,305,936, or 8500% from fiscal year end. As discussed above, this amount results primarily from our concern about the unauthorized sales of our service and potential cancellations by customers. Accounts payable also increased by about $260,000, related to our increased sales and professional fees related to a proposed acquisition.

     Cash Flow. Our operations produced the first positive cash flow during the first quarter of the current fiscal year. Cash flow of $1,536,601 for the first quarter compares favorably to negative cash flow of $290,195 for the first quarter of 2001. We spent a minor portion of that amount during the quarter on the acquisition of property and equipment.

     Despite the increase in cash flow, we remain dependent on future operations or cash from outside sources to continue as a going concern. Our most significant obligations are notes payable, all of which are due on demand. Representatives of the Company have had discussions with certain of these lenders in an effort to restructure and extend or convert the debt. However, there is no assurance that these discussions will be successful.

     The Company is currently exploring other financing options as well. It is anticipated that any new financing would take the form of private equity financing, as the Company is not a candidate for conventional debt financing due to its limited cash flow and limited assets with which to secure such debt.

     Forward-Looking Statements. This Report (including any documents incorporated herein by reference) and other oral statements subsequently made by or on behalf of the Company contain "forward-looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's plans for working capital, future revenues, acquisitions and plan of operation and are identified by words such as "anticipates," "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, the Special Factors discussed below and in our Form 10-KSB for the fiscal year ended June 30, 2001. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on any forward-looking statements. The Company hereby disclaims any intent or obligation to update publicly these forward-looking statements.

     Investors should be aware of the following special factors potentially affecting our business:

     Unauthorized sales of our service, or "slamming," may result in substantial demands for refunds of prepaid charges, cancellation of service and/or regulatory inquiries, any of which could have a material adverse affect on our business and financial condition. As discussed previously, we have recently determined that some of our customers may have been enrolled involuntarily, or slammed, by the efforts of a third party retained to market our service. While we terminated the third party after discovering this fact, we believe that many customers, perhaps a majority of the customers obtained through the efforts of that firm, may cancel their service and demand refunds of the associated charges. This may require substantial refunds by us, cause a substantial reduction in our customer base and invite an investigation by concerned regulatory authorities. Many customers have cancelled and demanded refunds to date, adversely affecting our working capital and liquidity. If the number of customers cancelling is greater than we presently anticipate, our reserve for unearned revenue may be insufficient, further eroding our operating results and possibly requiring a restatement of our financial statements. We are actively investigating the situation in an effort to quantify the problem. As of the date of this report, however, we are unable to determine the magnitude of the problem.

                           PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

          A.   Exhibits:

               No exhibits are required to be filed with this report.

          B.   Reports on Form 8-K:

               We filed one report on Form 8-K dated September 4, 2001 during the period covered by this report, disclosing the execution of a definitive agreement to acquire a telephony network provider.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                     PIPELINE TECHNOLOGIES, INC.



Date: November 14, 2001                By: /s/ Robert L. Maige
      ------------------                   -------------------------------------
                                           Robert L. Maige, Authorized Signatory
                                           and Chief Financial Officer

P:\CLIENTS\Pipeline\Forms\10-Q 093001.DOC