Form 10QSB
period 2001-12-31
PIPELINE TECHNOLOGIES INC
filed 2002-03-21
CIK 1040751

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended   December 31, 2001
                                                 ------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission file number 0-23823
                                                -------

                           PIPELINE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Colorado                                               84-1313024
-------------------------------                                ----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                  Identification
No.)

1001 Kings Avenue, Suite 200, Jacksonville, FL                      32207
----------------------------------------------                   ----------
  (Address of principal executive offices)                       (Zip Code)

                                 (904) 346-0170
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes      No XX
                                               ---      ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

   Class of Stock                                     Amount Outstanding
----------------------                         --------------------------------
 $.001 par value                               13,379,375 shares outstanding
  Common Stock                                     at March 18, 2002

                           PIPELINE TECHNOLOGIES, INC.


                                      Index

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheet (unaudited) at December 31, 2001       1

         Consolidated  Statements  of  Operations  (unaudited)  for the
         three and six months ended December 31, 2001                      2

         Consolidated  Statements  of Cash  Flows  (unaudited)  for the
         three and six months ended December 31, 2001                      3

         Notes to Consolidated Financial Statements (unaudited)            4

Item 2.  Management's Discussion and Analysis or Plan of Operation         6

Part II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 10

SIGNATURES                                                                11

                           Pipeline Technologies, Inc.
                           Consolidated Balance Sheet
                                December 31, 2001
                                   (Unaudited)

ASSETS

Current Assets
   Cash and cash equivalents                                        $     4,393
    Accounts receivable                                                 399,816
    Other current assets                                                109,239
                                                                    -----------
      Total Current Assets                                              513,448
                                                                    -----------

Property and Equipment, net                                             311,223
                                                                    -----------

Other Assets                                                            175,123
                                                                    -----------

                                                                    $   999,794
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                            $ 1,926,906
   Due to related parties                                               216,601
   Payroll taxes                                                        100,809
   Notes payable - related parties                                    2,881,816
   Notes payable                                                        162,000
   Bank overdraft                                                        93,271
   Deferred revenue                                                   1,162,388
                                                                    -----------
      Total Current Liabilities                                       6,543,791
                                                                    -----------

Stockholders' (Deficit)
   Common stock, $.001 par value, 15,000,000
     shares authorized, 12,628,387 shares
     issued and outstanding                                              12,628
   Paid in capital                                                    3,390,344
   Accumulated deficit                                               (8,946,969)
                                                                    -----------
                                                                     (5,543,997)
                                                                    -----------

                                                                    $   999,794
                                                                    ===========

      See the accompanying notes to the consolidated financial statements.

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Operations
      For the Three Months and Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)
                                                                        Three Months                     Six Months
                                                                 ----------------------------    ----------------------------
                                                                     2001           2000             2001             2000
                                                                 ------------   -------------    ------------    ------------


Net Sales                                                        $    706,557    $     73,532    $  2,319,512    $     86,285

Cost of Sales                                                         772,210         124,608       2,050,763         189,466
                                                                 ------------    ------------    ------------    ------------

Gross profit                                                          (65,653)        (51,076)        268,749        (103,181)
                                                                 ------------    ------------    ------------    ------------

Operating expenses:
  Impairment of goodwill                                            3,108,952            --         3,108,952            --
  Selling, general and administrative expenses                        916,624       1,121,758       1,482,271       1,544,347
                                                                 ------------    ------------    ------------    ------------
                                                                    4,025,576       1,121,758       4,591,223       1,544,347
                                                                 ------------    ------------    ------------    ------------

(Loss) from operations                                             (4,091,229)     (1,172,834)     (4,322,474)     (1,647,528)

Other (income) expense:
  Other income                                                           --               (25)           --            (6,415)
  Interest expense                                                     83,897          37,674         167,322          65,685
                                                                 ------------    ------------    ------------    ------------
                                                                       83,897          37,649         167,322          59,270
                                                                 ------------    ------------    ------------    ------------

Net (loss)                                                       $ (4,175,126)   $ (1,210,483)   $ (4,489,796)   $ (1,706,798)
                                                                 ============    ============    ============    ============

Per share information:

 Weighted average shares outstanding - basic and fully diluted     10,995,712      10,095,036      10,587,534      10,022,607
                                                                 ============    ============    ============    ============

 Net (loss) per share - basic and fully diluted                  $      (0.38)   $      (0.12)   $      (0.42)   $      (0.17)
                                                                 ============    ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                               2001         2000
                                             ---------    ---------

Cash flows from operating activities:
 Net cash (used in) operating activities     $(252,914)   $(563,521)
                                             ---------    ---------

Cash flows from investing activities:
                                             ---------    ---------
 Net cash (used in) investing activities       (26,800)     (26,344)
                                             ---------    ---------

Cash flows from financing activities:
                                             ---------    ---------
 Net cash provided by financing activities     281,795      362,383
                                             ---------    ---------

Net increase  (decrease) in cash                 2,081     (227,482)

Beginning - cash and cash equivalents            2,312      228,055
                                             ---------    ---------

Ending - cash and cash equivalents           $   4,393    $     573
                                             =========    =========

      See the accompanying notes to the consolidated financial statements.

                           PIPELINE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2001
                                   (UNAUDITED)


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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of June 30, 2001 and for the two years then ended, including notes thereto, included in the Company's Form 10-KSB.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive, common stock equivalents are not considered in the computation.

(3)  Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of December 31, 2001 other than those described in Note 5.

(4)  Income Taxes

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes", which requires use of the liability method. FAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

The Company's deferred tax asset resulting from net operating loss carryforwards is fully offset by a valuation allowance. The Company has recorded a valuation allowance to state its deferred tax assets at estimated net realizable value due to the uncertainty related to realization of these assets through future taxable income.

The provision for income taxes differs from the amount computed by applying the statutory rate of 34% to income before income taxes due to the effect of the net operating loss.

(5)  Acquisition

During November 2001, the Company completed the acquisition of Achieve Networks, Inc. ("Achieve"), a company that operates a private IP network for transmission of voice and data communications. The Company issued 2,449,012 shares of its common stock in exchange for 83% of the issued and outstanding shares of Achieve. The business combination was accounted for as a purchase. The results of operations for Achieve are included in the accompanying financial statements since the acquisition date. The total purchase price of the acquisition was $2,449,012, which represents the fair market value of the common shares issued. The acquisition price exceed the fair value of the net liabilities acquired of $659,940 by $3,108,952. This excess has been recorded as goodwill and has been charged to operations as an impairment loss.

The net liabilities acquired consisted of the following:

         Cash                                        $     3,510
         Other current assets                             97,276
         Property and equipment, net                     221,298
         Other assets                                     20,000
         Current liabilities                          (1,002,024)
                                                     -----------
                                                      $ (659,940)
                                                     ===========

(6)  Operating Leases

The Company leases office space and certain equipment pursuant to leases classified as operating leases. Subsequent to its fiscal year end of June 30, 2001, the Company either entered into or assumed responsibility pursuant to the acquisition of Achieve of various operating leases ranging in terms from 24 to 36 months. The leases require monthly payments aggregating approximately $23,000 and future minimum payments of approximately $752,000.

(7)  Legal Proceedings

On January 14, 2002, Mark Roberts, a former shareholder of Achieve, brought a civil action against our President, Timothy J. Murtaugh, and us alleging breach of contract and other claims in connection with the acquisition of Achieve. The claim was brought in the District Court of Dallas County, Texas in the G-134th Judicial District. The complaint seeks damages suffered by the Plaintiff and other relief.

As a result of satisfaction of claims alleged by the Plaintiff and certain actions taken by us, we have recently agreed to settle the lawsuit and to resolve the dispute. As part of that settlement, Plaintiff has agreed to dismiss the suit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The following discussion and analysis covers (i) material changes in the financial condition and liquidity of Pipeline Technologies, Inc. ("us" or the "Company") since fiscal year end June 30, 2001 and (ii) the results of operations for the three and six months ended December 31, 2001 and 2000. This discussion and analysis should be read in conjunction with the audited financial statements and "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 as filed with the Securities and Exchange Commission ("Commission").

     Reference is made to the exhibits to this report or otherwise filed by the Company with the Commission. The discussion contained herein is qualified in its entirety by reference to those exhibits.

Results of Operations

     Overview. The second quarter of our current fiscal year marked the first period for which we included results of operations for our newly acquired subsidiary, Achieve Networks, Inc. Achieve is the operator of a private voice and data network that we acquired in December of 2001. We now use this network to serve our long distance customers in place of networks owned by independent third parties that we have contracted in the past. Our hope is that this acquisition will provide us a more reliable source of network access and eventually result in lower costs for service.

     For the three months ended December 31, 2001, we reported a net loss of $4,175,126, or $.38 per share, on total revenue of $706,557. This compares to a net loss of $1,210,483, or $.12 per share, on revenue of $73,532 for the quarter ending December 31, 2000. Our loss for the six months ended December 31, 2001 was $4,489,796 on revenue of $2,319,512, compared to a loss of $1,706,798 on revenue of $86,285 for the six months ended December 31, 2000. Thus, while our revenue during the first half of 2002 increased significantly from the corresponding periods in 2001, our net loss also increased substantially. The substantial increase in the net loss for the periods ended in 2001 is attributable to an impairment of goodwill that resulted from the acquisition.

     Our revenue increased 861% from the first quarter of fiscal 2001, while our net loss increased 245%. Comparable figures for the six months ended December 31, 2001 were increases of 2588% and 163%, respectively. The substantial increase in our revenue is attributable to additional customers that we have added with new and renewed marketing efforts during the fourth quarter of last fiscal year and the first two quarters of this year. The increase in our net loss is attributable to the impairment discussed above.

     Impairment. The impairment of goodwill recorded for the three and six month period ended December 31, 2001 resulted from the acquisition. As described in the notes to the unaudited financial statements for the period, the acquisition price of $2,449,012 exceeded the fair value of the net liabilities of Achieve by

$3,108,952. This situation resulted from our estimate of the appropriate value of Achieve. Notwithstanding the book value, we estimated that the acquisition was worth approximately $2,500,000 based on such non-balance sheet items as access to the network, potential customer contacts and synergies between the companies. The excess of the purchase price over the fair value of the liabilities assumed was recorded as an impairment loss during the quarter ended December 31, 2001.

     Unearned Revenue. We have recorded a substantial amount of unearned revenue during the last six months. This results from two factors: (i) our fees for long distance telephone service are charged in advance and we recognize revenue ratably over the period that services are provided; and (ii) we suspect that a substantial portion of the new customers for which cash was received by us may have been signed up involuntarily ("slammed") as the result of the efforts of a third-party entity marketing our service. Accordingly, these customers may demand cancellation of the service and we may be forced to refund any unauthorized credit card charges. We terminated the services of the third party during our first fiscal quarter, after learning of the situation.

     We have carefully evaluated our new customer accounts in an effort to determine the appropriate amount of the reserve, using our previous cancellation experience and information from our credit card servicing company as a gauge. We are still unable to determine the exact amount of unauthorized charges. However, we believe that they will be substantial and that we have adequately reserved for these charge backs. The gross amount of fees collected by us through the efforts of that third-party entity marketing our services was $3,434,140, of which $1,162,388 has been classified as unearned revenue. As of December 31, 2001, approximately $1,171,000 has been refunded to these customers.

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

     Gross Profit. Costs of revenue for the second quarter of 2002 exceeded our revenue by $65,653. This results from a new dealer arrangement which we recently commenced for marketing our service which provides for front-loaded commissions. However, we anticipate that this arrangement will produce more favorable results in the future as the customers renew and the commissions are reduced. We did report positive gross profit for the first six months of the year. None-the-less, we still reported a net loss for the six- month period, as our gross profit was insufficient to cover general and administrative expenses.

     Included in our costs of sales for the six-month period was commission paid to the terminated marketing company of approximately $750,000. This represented the largest component of our costs, even exceeding our network access charges. Unfortunately, we may be unable to recover any commission paid to this entity for perceived improper sales or marketing techniques. We also paid a significant amount in credit card charges in connection with billings to customers during the period.

     General and Administrative Expenses. General and administrative expenses of $916,624 for the three-month period ended December 31, 2001 consisted primarily of salaries, payroll expenses, and professional fees. This represents an increase of $351,000 from the first quarter of this year, but a decrease of $205,000 from the comparable period of the prior fiscal year. The increase from the last quarter is attributable to expenses acquired in connection with the acquisition of Achieve. Professional fees are related to the expenses of maintaining the Company's status as a public reporting entity, pursuing the marketing entity for its perceived improper conduct and other routine business matters. The Company also incurred advertising and marketing related expenses. Management believes that development and maintenance of a Web site is integral to the Company's marketing efforts.

Liquidity and Capital Resources

     Overview. Our financial condition declined from fiscal year end June 30, 2001, a trend that unfortunately carried over from last year. At December 31, 2001, we reported negative working capital of $6,030,343, a decrease of $1,627,217, or 37%, from fiscal year end June 30, 2001. The Company continues to suffer from a serious lack of liquidity and capital. The decrease in working capital since fiscal year end is primarily attributable to cash applied to operations and the vendor payments associated with the acquisition of Achieve.

     Recent Acquisition. During the second quarter, we completed the acquisition of Achieve Networks. Achieve is the operator of an IP network in partnership with a national provider. This acquisition resulted in the acquisition of net liabilities of $659,940, which contributed to our decrease in working capital. All of those liabilities are current liabilities. However, we believe that the acquisition will help our long-term growth, because it allows us more control over network access necessary to serve our customers.

     In the short-term, the acquisition may increase our losses, as we are required to make payments to Achieve's network partners for network access. However, once our customer base is expanded to a critical mass, we believe that our operations will be improved.

     Current Assets and Liquidity. Current assets reported at December 31, 2001 increased substantially from fiscal year end; current liabilities, however, increased in a greater amount. Of our current assets, accounts receivable increased the most, rising over $388,000 from fiscal year end.

     The largest increase in our current liabilities was accounts payable, which increased $1,398,000, or 264% from fiscal year end. The increase in accounts payable is primarily attributable to expenses assumed in connection with the acquisition and our increased sales. Deferred revenue also increased substantially, rising $1,135,000 or 4200%. As discussed above, this amount results primarily from our concern about the unauthorized sales of our service and potential cancellations by customers.

     Cash Flow. After returning to positive cash flow for one quarter, our operations returned to negative cash flow during the second quarter of the current fiscal year, the net effect of which was negative cash flow for the first six months of the year. Negative cash flow of $252,914 for the first half of the year was slightly reduced from the negative cash flow of $563,521 for the first half of 2001.

     We remain dependent on future operations or cash from outside sources to continue as a going concern. Our most significant obligations are notes payable, all of which are due on demand. We also have a significant amount of accounts payable. Our representatives have had discussions with certain of these vendors and lenders in an effort to restructure and extend or convert the debt. However, there is no assurance that these discussions will be successful.

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


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On January 14, 2002, Mark Roberts, a former shareholder of Achieve, brought a civil action against our President, Timothy J. Murtaugh, and us alleging breach of contract and other claims in connection with the acquisition of Achieve. The claim was brought in the District Court of Dallas County, Texas in the G-134th Judicial District. The complaint seeks damages suffered by the Plaintiff and other relief.

     As a result of satisfaction of claims alleged by the Plaintiff and certain actions taken by us, we have recently agreed to settle the lawsuit and to resolve the dispute. As part of that settlement, Plaintiff has agreed to dismiss the suit.

Item 2. Changes in Securities

     (c) In a transaction completed December 3, 2001, we issued 2,449,012 shares of our common stock to certain former owners of Achieve Networks, Inc. in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Regulation D and Rule 506. In connection with the transaction, the Company obtained written representations that the former shareholders were "accredited investors" within the meaning of Rule 501 and that such individuals had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The Company also restricted transfer of the certificates representing the shares by placing legends thereon and by giving stop transfer orders to its transfer agent.

     The shares were issued directly by the Company in an exchange, and accordingly, no commissions or discounts were paid or allowed in connection with the transaction.

Item 4. Submission of Matters to a Vote of Security Holders

     We held our annual meeting of shareholders on December 10, 2001. At the meeting, all nominees for election to the Board of Directors were reelected, and two new members were elected. The shareholders also ratified the appointment of Stark Winter Schenkein & Co., LLP as the Company's auditors for the fiscal year ending June 30, 2002 and an Amendment to the Articles of Incorporation increasing the amount of authorized capital stock. The votes on these resolutions were as follows:

Election of Directors
---------------------

Timothy J. Murtaugh:   Votes For: 9,606,718   Votes Against: 0    Abstain: 1,300
Robert L. Maige:       Votes For: 9,606,718   Votes Against: 0    Abstain: 1,300
Pieter Both:           Votes For: 9,606,718   Votes Against: 0    Abstain: 1,300
Bruce Scott:           Votes For: 9,606,718   Votes Against: 0    Abstain: 1,300
Edward Kaloust:        Votes For: 9,606,718   Votes Against: 0    Abstain: 1,300

Approval of Auditors
--------------------

        Votes For: 9,605,343    Votes Against: 1,075     Abstain: 1,600

Amendment to the Articles of Incorporation
------------------------------------------

        Votes For: 9,547,435    Votes Against: 60,083   Abstain:   500


Item 6. Exhibits and Reports on Form 8-K.

     A.   Exhibits:

          None.

     B.   Reports on Form 8-K:

          We filed an 8-K dated December 3, 2001 to report the acquisition of Achieve Networks, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  PIPELINE TECHNOLOGIES, INC.



Date: March 20, 2001                     By: /s/ Timothy J. Murtaugh
      --------------                         ----------------------------------
                                             Timothy J. Murtaugh, President and
                                             Chief Executive Officer