Form 10QSB
period 2002-03-31
PIPELINE TECHNOLOGIES INC
filed 2002-05-22
CIK 1040751

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended  March 31, 2002
                                                  --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-23823
                                                --------


                           PIPELINE TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Colorado                                          84-1313024
-------------------------------                          -------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)



1001 Kings Avenue, Suite 200, Jacksonville, FL                         32207
----------------------------------------------                       ---------
(Address of principal executive offices)                             (Zip Code)


                                 (904) 346-0170
                                 --------------
              (Registrant's telephone number, including area code)


                     (Former name, former address and former
                   fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes XX    No
                                               ---     ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

                       Class of Stock                     Amount Outstanding
                  ------------------------         -----------------------------
                     $.001 par value               15,029,375 shares outstanding
                      Common Stock                 at May 20, 2002

                           PIPELINE TECHNOLOGIES, INC.


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.    Consolidated Balance Sheet (unaudited) at March 31, 2002           1

           Consolidated  Statements  of  Operations  (unaudited)  for the
           three and nine months ended March 31, 2002 and 2001.               2

           Consolidated Statements of Cash Flows (unaudited) for the nine     3
           months ended March 31, 2002 and 2001.

           Notes to Consolidated Financial Statements (unaudited)             4

Item 2.    Management's Discussion and Analysis or Plan of Operation          6


Part II - OTHER INFORMATION

Item 1.    Legal Proceedings                                                  9

Item 2.    Changes in Securities                                              9

Item 6.    Exhibits and Reports on Form 8-K                                   10

SIGNATURES                                                                    11

                           Pipeline Technologies, Inc.
                           Consolidated Balance Sheet
                                  March 31 2002
                                   (Unaudited)

          The Company did not obtain a review of the interim financial statements by an independent accountant using professional review standards and procedures.



ASSETS

Current Assets
   Cash and cash equivalents                             $       838
    Accounts receivable                                      359,081
    Allowance for doubtful accounts                         (359,081)
    Other current assets                                     546,216
                                                         -----------
      Total Current Assets                                   547,054
                                                         -----------

Property and Equipment, net                                  311,223
                                                         -----------

Other Assets                                                 158,751
                                                         -----------

                                                         $ 1,017,028
                                                         ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                 $ 1,565,556
   Due to related parties                                    376,412
   Payroll taxes                                             187,930
   Notes payable - related parties                         3,030,331
   Notes payable                                             417,754
   Deferred revenue                                        1,475,196
                                                         -----------
      Total Current Liabilities                            7,053,179
                                                         -----------

Stockholders' (Deficit)
   Common stock, $.001 par value, 40,000,000
     shares authorized, 13,379,375 shares
     issued and outstanding                                   12,628
   Paid in capital                                         3,390,344
   Accumulated deficit                                    (9,439,123)
                                                         -----------
                                                          (6,036,151)
                                                         -----------

                                                         $ 1,017,028
                                                         ===========

      See the accompanying notes to the consolidated financial statements

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Operations
            For Three Months & Nine Months Ended March 31, 2001, 2002
                                   (Unaudited)

                                                                         Three Months                     Nine Months
                                                                 ----------------------------    ----------------------------
                                                                   2002              2001           2002              2001
                                                                 ------------    ------------    ------------    ------------


Net Sales                                                        $    345,310    $    706,557    $  2,664,822    $  2,319,512

Cost of Sales                                                         390,853         772,210    $  2,441,616       2,050,763
                                                                 ------------    ------------    ------------    ------------

Gross profit                                                          (45,543)        (65,653)        223,206         268,749
                                                                 ------------    ------------    ------------    ------------

Operating expenses:
Impairment of Goodwill                                              3,108,952             --        3,108,952       3,108,952
  Selling, general and administrative expenses                        377,356         916,624    $  1,859,627       1,482,271

                                                                 ------------    ------------    ------------    ------------
                                                                      377,356         916,624       4,968,579       4,591,223
                                                                 ------------    ------------    ------------    ------------

(Loss) from operations                                               (422,899)       (982,277)     (4,745,373)     (4,322,474)
Other (income) expense:
  Other income                                                           --              --
  Interest expense                                                     69,255          83,897        (236,577)        167,322
                                                                 ------------    ------------    ------------    ------------
                                                                       69,255          83,897        (236,577)        167,322
                                                                 ------------    ------------    ------------    ------------

Net (loss)                                                       $   (492,154)   $ (1,066,174)   $ (4,981,950)   $ (4,489,796)
                                                                 ============    ============    ============    ============
Per share information:

 Weighted average shares outstanding - basic and fully diluted     13,379,375      10,995,712      12,182,604      10,587,534
                                                                 ============    ============    ============    ============

 Net (loss) per share - basic and fully diluted                  $      (0.04)   $      (0.10)   $      (0.41)   $      (0.42)
                                                                 ============    ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Cash Flows
               For the Three Months Ended March 31, 2002 and 2001
                                   (Unaudited)


                                                            Nine Months
                                                    ---------------------------
                                                       2002            2001
                                                    -----------     -----------

OPERATING ACTIVITIES
 Net cash (used in) operating activities            $   214,340     $(1,451,739)
                                                    -----------     -----------

INVESTING ACTIVITIES
Purchase of property and equipment                      (26,800)         59,091
                                                    -----------     -----------
 Net cash (used in) investing activities                (26,800)         59,091
                                                    -----------     -----------

FINANCING ACTIVITIES
Proceeds from issuance of stock                             --        1,447,651
Repayments on notes payable-related party                   --         (100,268)
                                                    -----------     -----------
 Net cash provided by financing activities             (189,014)      1,347,383
                                                    -----------     -----------

Net increase  (decrease) in cash                         (1,474)       (163,447)

Beginning - cash and cash equivalents                     2,312         228,055
                                                    -----------     -----------

Ending - cash and cash equivalents                  $       838     $    64,608
                                                    ===========     ===========


      See the accompanying notes to the consolidated financial statements.

                           PIPELINE TECHNOLOGIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002
                                   (UNAUDITED)

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

     The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of June 30, 2001 and for the periods then ended, including notes thereto, included in the Company's Form 10-KSB.

     These financial statements have not been reviewed by an independent accountant using professional review standards and procedures, even though that review is required by Regulation S-B.

(2)  Earnings Per Share

     The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive, common stock equivalents are not considered in the computation.

(3)  Impairment of Long Lived Assets

     Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of March 31, 2001 other than those described in Note 5.

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

(5)  Acquisition

     During December 2001, the Company completed the acquisition of Achieve Networks, Inc. ("Achieve"), a company that operates a private IP network for transmission of voice and data communications. The Company issued 2,449,012 shares of its common stock in exchange for 83% of the issued and outstanding shares of Achieve. An additional 550,988 shares were subsequently issued pursuant to an amendment to the acquisition agreement. The business combination was accounted for as a purchase. The results of operations for Achieve are included in the accompanying financial statements since the acquisition date. The total purchase price of the acquisition was $2,449,012, which represents the fair market value of the common shares issued. The acquisition price exceeded the fair value of the net liabilities acquired of $659,940 by $3,108,952. This excess has been recorded as goodwill and has been charged to operations as an impairment loss.

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

     As a result of satisfaction of claims alleged by the Plaintiff and certain actions taken by us, we have recently agreed to settle the lawsuit and to resolve the dispute. As part of that settlement, Plaintiff has filed a motion to dismiss the suit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Introduction

     The following discussion and analysis covers (i) material changes in the financial condition and liquidity of Pipeline Technologies, Inc. ("us" or the "Company") since fiscal year end June 30, 2001 and (ii) the results of operations for the three and nine months ended March 31, 2002 and 2001. This discussion and analysis should be read in conjunction with the audited financial statements and "Management's Discussion and Analysis or Plan of Operation" included in the Company's Annual Report on Form 10-KSB for the fiscal year ended June 30, 2001 as filed with the Securities and Exchange Commission ("Commission").

     Reference is made to the exhibits to this report or otherwise filed by the Company with the Commission. The discussion contained herein is qualified in its entirety by reference to those exhibits.

Results of Operations

     Overview. For the three months ended March 31, 2002, we reported a net loss of $492,154, or $.04 per share, on total revenue of $345,310. This compares to a net loss of $1,066,174, or $.10 per share, on revenue of $706,557 for the quarter ending March 31, 2001. Our loss for the nine months ended March 31, 2002 was $4,981,950 on revenue of $2,664,822. Thus, while our revenue during the first nine months of 2002 increased slightly from the corresponding period in 2001, our net loss also increased substantially. The substantial increase in the net loss for the period ended in 2002 is attributable to an impairment of goodwill that resulted from the acquisition of Achieve, recorded in the second fiscal quarter of this year.

     Our revenue during the first nine months of 2002 increased 15% from the first nine months of fiscal 2001. The increase in our revenue is attributable to additional customers that we have added with new and renewed marketing efforts during the fourth quarter of last fiscal year and the first three quarters of this year.

     Unearned Revenue. We have recorded a substantial amount of unearned revenue during the last nine months. This results from two factors: (i) our fees for long distance telephone service are charged in advance and we recognize revenue ratably over the period that services are provided; and (ii) we suspect that a substantial portion of the new customers for which cash was received by us may have been signed up involuntarily ("slammed") as the result of the efforts of a third-party entity marketing our service. Accordingly, these customers may demand cancellation of the service and we may be forced to refund any unauthorized credit card charges. We terminated the services of the third party during our first fiscal quarter, after learning of the situation.

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

     Gross Profit. Costs of revenue for the third quarter of 2002 exceeded our revenue by $45,543. This results from a new dealer arrangement which we recently commenced for marketing our service which provides for front-loaded commissions. However, we anticipate that this arrangement will produce more favorable results in the future as the customers renew and the commissions are reduced. We did report positive gross profit for the first nine months of the year. None-the-less, we still reported a net loss for the nine- month period, as our gross profit was insufficient to cover the impairment in goodwill and general and administrative expenses.

     General and Administrative Expenses. General and administrative expenses of $377,356 for the three-month period ended March 31, 2002 consisted primarily of salaries, payroll expenses and professional fees. This represents a substantial decrease of $539,268 from the third quarter of last year. We have pared our staff and reduced our overhead significantly in an effort to improve operations and conserve working capital. Professional fees are related to the expenses of maintaining the Company's status as a public reporting entity, pursuing the marketing entity for its perceived improper conduct and other routine business matters. The Company also incurred advertising and marketing related expenses.

Liquidity and Capital Resources

     Overview. Our financial condition deteriorated substantially from fiscal year end June 30, 2001, a trend that continued from last year. At March 31, 2002, we reported negative working capital of $6,506,125, a decrease of $3,002,911, or 85%, from fiscal year end June 30, 2001. The Company continues to suffer from a serious lack of liquidity and capital. The decrease in working capital since fiscal year end is primarily attributable to cash applied to operations and the vendor payments associated with the acquisition of Achieve.

     Current Assets and Liquidity. Current assets reported at March 31, 2002 increased from fiscal year end; current liabilities, however, increased in a much greater amount. The largest increase in our current liabilities was accounts payable, which increased approximately $1,000,000, or 190% from fiscal year end. The increase in accounts payable is primarily attributable to expenses assumed in connection with the acquisition of Achieve and our increased sales this period. Deferred revenue also increased substantially. As discussed above, this amount results primarily from our concern about the unauthorized sales of our service and potential cancellations by customers.

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

     Forward-Looking Statements. This Report (including any documents incorporated herein by reference) and other oral statements subsequently made by or on behalf of the Company may contain "forward-looking statements" within the meaning of the Federal securities laws. Such forward-looking statements include, without limitation, statements regarding the Company's plans for working capital, future revenues, acquisitions and plan of operation and are identified by words such as "anticipates," "plans," "expects" and "estimates." A variety of factors could cause the Company's actual results to differ materially from those contemplated by these forward-looking statements, including, without limitation, the Special Factors discussed in our Form 10-KSB for the fiscal year ended June 30, 2001. Most of these factors are beyond the control of the Company. Investors are cautioned not to put undue reliance on any forward-looking statements. The Company hereby disclaims any intent or obligation to update publicly these forward-looking statements.


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     On January 14, 2002, Mark Roberts, a former shareholder of Achieve, brought a civil action against our President, Timothy J. Murtaugh, and us alleging breach of contract and other claims in connection with the acquisition of Achieve Networks Inc. The claim was brought in the District Court of Dallas County, Texas in the G-134th Judicial District. The complaint seeks damages suffered by the Plaintiff and other relief.

     As a result of satisfaction of claims alleged by the Plaintiff and certain actions taken by us, we have recently agreed to settle the lawsuit and to resolve the dispute. As part of that settlement, Plaintiff has filed a motion to dismiss the suit.

Item 2. Changes in Securities

     (c) In a transaction related to the acquisition of Achieve, we issued 750,988 shares of our common stock to a former owner of Achieve in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Regulation D and Rule 506. In connection with the transaction, the Company obtained a written representation that the recipient was an "accredited investors" within the meaning of Rule 501 and that such individual had such knowledge and experience in financial and business matters that he was capable of evaluating the merits and risks of the investment. The Company also restricted transfer of the certificate representing the shares by placing a legend thereon and by issuing stop transfer orders to its transfer agent.

     The shares  were  issued  directly  by the  Company,  and  accordingly,  no
commissions  or  discounts   were  paid  or  allowed  in  connection   with  the
transaction.

Item 6. Exhibits and Reports on Form 8-K

     The Company filed a report on Form 8-K dated April 11, 2002 reporting the settlement of a lawsuit commenced in connection with the acquisition of Achieve.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                     PIPELINE TECHNOLOGIES, INC.



Date:  May 21, 2002                  By:  /s/  Timothy J. Murtaugh
       ------------                       -------------------------------------
                                          Timothy J. Murtaugh, President, Chief
                                          Executive and Chief Financial Officer