Form 10QSB/A
period 2001-12-31
PIPELINE TECHNOLOGIES INC
filed 2002-06-19
CIK 1040751

FORM 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2001
                                               -----------------

                                       OR

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes         No XX
                                               ---        ----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

         Class of Stock                        Amount Outstanding
     ------------------------            --------------------------------
        $.001 par value                   15,029,375 shares outstanding
           Common Stock                         at June 18, 2002

                           PIPELINE TECHNOLOGIES, INC.


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheet (unaudited) at December 31, 2001          1

         Consolidated Statements of Operations (unaudited) for the
         three and six months ended December 31, 2001 and 2000                2

         Consolidated Statements of Cash Flows (unaudited) for the six
         months ended December 31, 2001 and 2000                              3

         Notes to Consolidated Financial Statements (unaudited)               4

Item 2.  Management's Discussion and Analysis or Plan of Operation            6

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities                                                9

Item 4.  Submission of Matters to a Vote of Security Holders                 10

Item 6.  Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                   11

                           Pipeline Technologies, Inc.
                           Consolidated Balance Sheet
                                December 31, 2001
                                   (Unaudited)

ASSETS

Current Assets
    Accounts receivable                                          $   399,816
    Other current assets                                              17,239
                                                                 -----------
      Total Current Assets                                           417,055
                                                                 -----------

Property and Equipment, net                                           97,301
                                                                 -----------

Other Assets                                                         155,123
                                                                 -----------

                                                                 $   669,479
                                                                 ===========

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                         $ 1,767,225
   Due to related parties                                             13,701
   Payroll taxes                                                     100,809
   Notes payable - related parties                                 2,881,816
   Bank overdraft                                                     93,271
   Deferred revenue                                                1,162,388
                                                                 -----------
      Total Current Liabilities                                    6,019,210
                                                                 -----------

Stockholders' (Deficit)
   Common stock, $.001 par value, 15,000,000
     shares authorized, 12,628,387 shares
     issued and outstanding                                           12,628
   Paid in capital                                                 3,910,343
   Accumulated (deficit)                                          (9,272,702)
                                                                 -----------
                                                                  (5,349,731)
                                                                 -----------

                                                                 $   669,479
                                                                 ===========

      See the accompanying notes to the consolidated financial statements.

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Operations
      For the Three Months and Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                                        Three Months                      Six Months
                                                                 ----------------------------    ----------------------------
                                                                     2001            2000            2001            2000
                                                                 ------------    ------------    ------------    ------------

Net Sales                                                        $    706,557    $     73,532    $  2,319,512    $     86,285

Cost of Sales                                                         772,210         124,608       2,050,763         189,466
                                                                 ------------    ------------    ------------    ------------

Gross profit (loss)                                                   (65,653)        (51,076)        268,749        (103,181)
                                                                 ------------    ------------    ------------    ------------

Operating expenses:
  Write off of investment                                           2,977,476            --         2,977,476            --
  Selling, general and administrative expenses                        853,833       1,121,758       1,419,480       1,544,347
                                                                 ------------    ------------    ------------    ------------
                                                                    3,831,309       1,121,758       4,396,956       1,544,347
                                                                 ------------    ------------    ------------    ------------

(Loss) from operations                                             (3,896,962)     (1,172,834)     (4,128,207)     (1,647,528)

Other (income) expense:
  Other income                                                           --               (25)           --            (6,415)
  Interest expense                                                     83,897          37,674         167,322          65,685
                                                                 ------------    ------------    ------------    ------------
                                                                       83,897          37,649         167,322          59,270
                                                                 ------------    ------------    ------------    ------------

Net (loss)                                                       $ (3,980,859)   $ (1,210,483)   $ (4,295,529)   $ (1,706,798)
                                                                 ============    ============    ============    ============

Per share information:

 Weighted average shares outstanding - basic and fully diluted     10,995,712      10,095,036      10,587,534      10,022,607
                                                                 ============    ============    ============    ============

 Net (loss) per share - basic and fully diluted                  $      (0.36)   $      (0.12)   $      (0.41)   $      (0.17)
                                                                 ============    ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Cash Flows
               For the Six Months Ended December 31, 2001 and 2000
                                   (Unaudited)

                                                         2001           2000
                                                       ---------      ---------

Cash flows from operating activities:
 Net cash (used in) operating activities               $(273,443)     $(563,521)
                                                       ---------      ---------

Cash flows from investing activities:
 Net cash (used in) investing activities                 (26,800)       (26,344)
                                                       ---------      ---------

Cash flows from financing activities:
 Net cash provided by financing activities               297,931        362,383
                                                       ---------      ---------

Net (decrease) in cash                                    (2,312)      (227,482)

Beginning - cash and cash equivalents                      2,312        228,055
                                                       ---------      ---------

Ending - cash and cash equivalents                     $    --        $     573
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

The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements of the Company as of June 30, 2001 and for the two years then ended, including notes thereto included in the Company's Form 10-KSB.

(2)  Earnings Per Share

The Company calculates net income (loss) per share as required by SFAS No. 128, "Earnings per Share." Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when anti-dilutive commons stock equivalents are not considered in the computation.

(3)  Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of December 31, 2001 other than those described in Note 5.

(4)  Income Taxes

The Company accounts for income taxes under SFAS 109, "Accounting for Income Taxes", which requires use of the liability method. SFAS 109 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the currently enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled, or realized.

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

(5)  Acquisition

During November 2001 the Company completed the acquisition of Achieve Networks, Inc. ("Achieve") a company that operates a private network for transmission of voice and data communications. The Company issued 2,449,012 shares of its common stock in exchange for 83% of the issued and outstanding shares of Achieve. The business combination was to be accounted for as a purchase. The total purchase price of the acquisition was $2,449,012 which represents the fair market value of the common shares issued.

During December 2001 the Company filed a Form 8-K discussing the acquisition of Achieve. Subsequently, Mark Roberts, a former shareholder of Achieve, brought a civil action against the Company and its President, alleging breach of contract and fraud in connection with the acquisition of Achieve. The complaint sought to rescind the original contract between Achieve and the Company.

Because of the uncertainty created by the lawsuit and the fact that the plaintiff sought to rescind the contract, the Company did not include the financial information for Achieve in its financial statements as of December 31, 2001 and the period then ended. The Company executed a Settlement and Release Agreement with the Plaintiff to resolve the dispute during April 2002. The Settlement provides that the plaintiff dismiss the lawsuit and the acquisition be completed. The Company will include the financial information for Achieve commencing on April 1, 2002 in its consolidated financial statements. Because Achieve has no net assets and has incurred substantial losses from operations, the Company has charged its investment of $2,449,012 in Achieve and its advances to Achieve aggregating $528,464 at December 31, 2001 to operations during the period.

(6)  Operating Leases

The Company leases office space and certain equipment pursuant to leases classified as operating leases. Subsequent to its fiscal year end of June 30, 2001 the Company either entered into or assumed responsibility pursuant to the acquisition of Achieve of various operating leases ranging in terms from 24 to 36 months. The leases require monthly payments aggregating approximately $23,000 and future minimum payments of approximately $752,000.

(7)  Basis of Presentation

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.

The Company has experienced significant losses from operations. For the period ended December 31, 2001 the Company incurred a net loss of $4,295,529. In addition, the Company has a working capital deficit of $5,602,155, an accumulated deficit of $9,272,702 and a stockholders' deficit of $5,349,731 at December 31, 2001.

The Company's ability to continue as a going concern is contingent upon its ability to expand its operations and secure additional financing. The Company is pursuing financing for its operations and seeking to expand its operations. Failure to secure such financing or expand its operations may result in the Company not being able to continue as a going concern.

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

Results of Operations

     Overview. For the three months ended December 31, 2001, we reported a net loss of $3,980,859, or $.36 per share, on total revenue of $706,557. This compares to a net loss of $1,210,483, or $.12 per share, on revenue of $73,532 for the quarter ending December 31, 2000. Our loss for the six months ended December 31, 2001 was $4,295,529 on revenue of $2,319,512, compared to a loss of $1,706,798 on revenue of $86,285 for the six months ended December 31, 2000. Thus, while our revenue during the first half of 2002 increased significantly from the corresponding periods in 2001, our net loss also increased substantially. The substantial increase in the net loss for the periods ended in 2001 is attributable to the write off of our investment in Achieve Networks, Inc. See Note 5 to the unaudited consolidated financial statements.

     Our revenue increased 861% from the first quarter of fiscal 2001, while our net loss increased 228%. Comparable figures for the six months ended December 31, 2001 were increases of 2588% and 152%, respectively. The substantial increase in our revenue is attributable to additional customers that we have added with new and renewed marketing efforts during the fourth quarter of last fiscal year and the first two quarters of this year. The increase in our net loss is attributable to the write off discussed above.

     Write off of Investment. The write off recorded for the three and six month period ended December 31, 2001 resulted from the acquisition of Achieve. We originally completed this acquisition in November 2001 by issuing 2,449,012 shares of our common stock valued at $2,449,012 for 83% of the outstanding stock of Achieve. We subsequently issued another 750,988 shares in connection with this acquisition. Achieve operates a private IP network for transmission of voice and data communications, that we intended to use in connection with our VOIP services. In February 2002, the principal shareholder of Achieve filed a civil lawsuit against us and our President alleging breach of contract and fraud in connection with the acquisition. We settled that lawsuit effective March 31, 2002, and the suit was dismissed. As a result, the operations of Achieve will be included with our operating results beginning April 1, 2002.

     Because Achieve has no net assets and has incurred substantial losses from operations in the past, we have charged our investment of $2,449,012 and our advances to Achieve aggregating $528,464 at December 31, 2001 to operations during the period. These charges totaling $2,977,476 have been charged to operations for the three and six months ended December 31, 2001.

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

     Marketing. We have retained a new entity to market our services. Although this new entity will use outbound telemarketing in its efforts, we do not anticipate a recurrence of the unauthorized charges we encountered with our prior third-party marketing entity due to the initiation of more stringent controls. Furthermore, this entity has committed to incorporate inbound telemarketing as well as internet-based marketing to reduce our reliance on outbound methods. We are also increasing our agent-based and direct marketing efforts that should increase sales volume and customer retention.

     Gross Profit. Costs of revenue for the second quarter of 2002 exceeded our revenue by $65,653. This results from a new dealer arrangement that we recently commenced for marketing our service that provides for front-loaded commissions. However, we anticipate that this arrangement will produce more favorable results in the future as the customers renew and the commissions are reduced. We did report positive gross profit for the first six months of the year. None-the-less, we still reported a net loss for the six- month period, as our gross profit was insufficient to cover general and administrative expenses.

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

     General and Administrative Expenses. General and administrative expenses of $853,833 for the three-month period ended December 31, 2001 consisted primarily of salaries, payroll expenses, and professional fees. This represents an increase of $288,186 from the first quarter of this year, but a decrease of $267,925 from the comparable period of the prior fiscal year. The increase from the last quarter is attributable to expenses incurred in connection with the original acquisition of Achieve. Professional fees are related to the expenses of maintaining the Company's status as a public reporting entity, pursuing the marketing entity for its perceived improper conduct and other routine business matters. The Company also incurred advertising and marketing related expenses. Management believes that development and maintenance of a Web site is integral to the Company's marketing efforts.

Liquidity and Capital Resources

     Overview. Our financial condition declined from fiscal year end June 30, 2001, a trend that unfortunately carried over from last year. At December 31, 2001, we reported negative working capital of $5,602,155, a decrease of $1,199,029, or 27%, from fiscal year end June 30, 2001. The Company continues to suffer from a serious lack of liquidity and capital, and management believes that we remain dependent on receipt of additional working capital and achievement of profitable operations to continue as a going concern. The decrease in working capital since fiscal year end is primarily attributable to cash applied to operations and the advances to Achieve.

     Current Assets and Liquidity. Current assets reported at December 31, 2001 increased from fiscal year end; current liabilities, however, increased in a much greater amount. Of our current assets, accounts receivable increased the most, rising over $388,000 from fiscal year end.

     The largest increase in our current liabilities was accounts payable, which increased $1,238,343, or 234% from fiscal year end. The increase in accounts payable is primarily attributable to expenses related to our ongoing operations and our increased sales. Deferred revenue also increased substantially, rising $1,135,000 or 4200%. As discussed above, this amount results primarily from our concern about the unauthorized sales of our service and potential cancellations by customers.

     Cash Flow. After returning to positive cash flow for one quarter, our operations returned to negative cash flow during the second quarter of the current fiscal year, the net effect of which was negative cash flow for the first six months of the year. Cash used in operations of $273,443 for the first half of the year was slightly reduced from the cash used of $563,521 for the first half of 2001.

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

     As a result of satisfaction of claims alleged by the Plaintiff and certain actions taken by us, we have recently settled the lawsuit. As part of that settlement, Plaintiff has dismissed the suit.

Item 2.  Changes in Securities

     (c) In a transaction completed December 3, 2001, we issued 2,449,012 shares of our common stock to certain owners of Achieve Networks, Inc. in a transaction exempt from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Regulation D and Rule 506. In connection with the transaction, the Company obtained written representations that the former shareholders were "accredited investors" within the meaning of Rule 501 and that such individuals had such knowledge and experience in financial and business matters that they were capable of evaluating the merits and risks of the investment. The Company also restricted transfer of the certificates representing the shares by placing legends thereon and by giving stop transfer orders to its transfer agent.

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


                                  PIPELINE TECHNOLOGIES, INC.



Date:  June 18, 2002              By:  /s/ Timothy J. Murtaugh
       ---------------                 -----------------------------------------
                                       Timothy J. Murtaugh, President, Chief
                                       Executive and Principal Financial Officer