Form 10QSB/A
period 2002-03-31
PIPELINE TECHNOLOGIES INC
filed 2002-06-25
CIK 1040751

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes         No XX
                                               ---        ----


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

               Class of Stock                        Amount Outstanding
            ----------------------            -----------------------------
             $.001 par value                  15,029,375 shares outstanding
              Common Stock                         at June 20, 2002

                           PIPELINE TECHNOLOGIES, INC.


                                      Index

                                                                            Page
                                                                            ----

Part I - FINANCIAL INFORMATION

Item 1.  Consolidated Balance Sheet (unaudited) at March 31, 2002             1

         Consolidated  Statements  of  Operations  (unaudited)  for the
         three and nine months ended March 31, 2002 and 2001                  2

         Consolidated Statements of Cash Flows (unaudited) for the nine       3
         months ended March 31, 2002 and 2001

         Notes to Consolidated Financial Statements (unaudited)               4

Item 2.  Management's Discussion and Analysis or Plan of Operation            6


Part II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                    9

Item 2.  Changes in Securities                                                9

Item 6.  Exhibits and Reports on Form 8-K                                    10

SIGNATURES                                                                   11

                           Pipeline Technologies, Inc.
                           Consolidated Balance Sheet
                                 March 31, 2002
                                   (Unaudited)



ASSETS

Current Assets
    Cash                                                           $        838
    Other current assets                                                  4,538
                                                                   ------------
      Total Current Assets                                                5,376
                                                                   ------------

Property and Equipment, net                                              89,924
                                                                   ------------

Other Assets                                                            155,123
                                                                   ------------

                                                                   $    250,423
                                                                   ============

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
   Accounts payable and accrued expenses                           $  2,048,359
   Due to related parties                                               279,201
   Payroll taxes                                                        187,930
   Notes payable - related parties                                    2,756,481
   Deferred revenue                                                   1,475,196
                                                                   ------------
      Total Current Liabilities                                       6,747,167
                                                                   ------------

Stockholders' (Deficit)
   Common stock, $.001 par value, 15,000,000
     shares authorized, 13,379,375 shares
     issued and outstanding                                              13,379
   Paid in capital                                                    4,660,580
   Accumulated (deficit)                                            (11,170,703)
                                                                   ------------
                                                                     (6,496,744)
                                                                   ------------

                                                                   $    250,423
                                                                   ============

      See the accompanying notes to the consolidated financial statements.

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Operations
       For the Three Months and Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                                         Three Months                     Nine Months
                                                                 ----------------------------    ----------------------------
                                                                     2002           2001             2002            2001
                                                                 ------------    ------------    ------------    ------------

Net Sales                                                        $    364,418    $    177,130    $  2,683,930    $    263,416

Cost of Sales                                                         332,008         413,345       2,382,771         602,811
                                                                 ------------    ------------    ------------    ------------

Gross profit (loss)                                                    32,410        (236,215)        301,159        (339,395)
                                                                 ------------    ------------    ------------    ------------

Operating expenses:
  Write off of investment                                             768,740            --         3,746,216            --
  Selling, general and administrative expenses                      1,091,055         586,235       2,510,535       2,130,582
                                                                 ------------    ------------    ------------    ------------
                                                                    1,859,795         586,235       6,256,751       2,130,582
                                                                 ------------    ------------    ------------    ------------

(Loss) from operations                                             (1,827,385)       (822,450)     (5,955,592)     (2,469,977)

Other (income) expense:
  Other income                                                         (4,755)           (555)         (4,755)         (6,970)
  Interest expense                                                     75,371          50,591         242,693         116,276
                                                                 ------------    ------------    ------------    ------------
                                                                       70,616          50,036         237,938         109,306
                                                                 ------------    ------------    ------------    ------------

Net (loss)                                                       $ (1,898,001)   $   (872,486)   $ (6,193,530)   $ (2,579,283)
                                                                 ============    ============    ============    ============

Per share information:

 Weighted average shares outstanding - basic and fully diluted     13,379,375      10,149,383      11,356,253      10,064,402
                                                                 ============    ============    ============    ============

 Net (loss) per share - basic and fully diluted                  $      (0.14)   $      (0.09)   $      (0.55)   $      (0.26)
                                                                 ============    ============    ============    ============

      See the accompanying notes to the consolidated financial statements.

                           Pipeline Technologies, Inc.
                      Consolidated Statements of Cash Flows
                For the Nine Months Ended March 31, 2002 and 2001
                                   (Unaudited)

                                                       2002            2001
                                                    -----------     -----------

Cash flows from operating activities:
 Net cash (used in) operating activities            $   (52,135)    $(1,451,739)
                                                    -----------     -----------

Cash flows from investing activities:
 Net cash (used in) investing activities                (28,664)        (59,091)
                                                    -----------     -----------

Cash flows from financing activities:
 Net cash provided by financing activities               79,325       1,347,383
                                                    -----------     -----------

Net (decrease) in cash                                   (1,474)       (163,447)

Beginning - cash and cash equivalents                     2,312         228,055
                                                    -----------     -----------

Ending - cash and cash equivalents                  $       838     $    64,608
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

(3)  Impairment of Long Lived Assets

Long lived assets and certain identifiable intangibles held and used by the Company are reviewed for possible impairment whenever events or circumstances indicate the carrying amount of an asset may not be recoverable or is impaired. Management has not identified any impairment losses as of March 31, 2002 other than those described in Note 5.

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

(5)  Acquisition

During November 2001 the Company completed the acquisition of Achieve Networks, Inc. ("Achieve") a company that operates a private network for transmission of voice and data communications. The Company issued 2,449,012 shares of its common stock in exchange for 83% of the issued and outstanding shares of Achieve. The business combination was to be accounted for as a purchase. The total purchase price of the acquisition was $2,449,012 which represents the fair market value of the common shares issued. In addition, during January 2002 the Company agreed to issue an additional 750,988 shares of common stock to a former officer of Achieve. These shares were valued at $750,988.

During December 2001 the Company filed a Form 8-K discussing the acquisition of Achieve. Subsequently, Mark Roberts, a former shareholder of Achieve, brought a civil action against the Company and its President, alleging breach of contract and fraud in connection with the acquisition of Achieve. The complaint sought to rescind the original contract between Achieve and the Company.

Because of the uncertainty created by the lawsuit and the fact that the plaintiff sought to rescind the contract, the Company did not include the financial information for Achieve in its financial statements as of December 31, 2001 and the period then ended. The Company executed a Settlement and Release Agreement with the Plaintiff to resolve the dispute during April 2002. The Settlement provides that the plaintiff dismiss the lawsuit and the acquisition be completed. The Company will include the financial information for Achieve commencing on April 1, 2002 in its consolidated financial statements. Because Achieve has no net assets and has incurred substantial losses from operations, the Company has charged its investment of $2,449,012 in Achieve, the value attributed to the additional shares issued of $750,988 and its advances to Achieve aggregating $546,216 at March 31, 2002 to operations during the period.

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

The Company has experienced significant losses from operations. For the period ended March 31, 2002 the Company incurred a net loss of $6,193,530. In addition, the Company has a working capital deficit of $6,741,791, an accumulated deficit of $11,170,703 and a stockholders' deficit of $6,496,744 at March 31, 2002.

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

Results of Operations

     Overview. For the three months ended March 31, 2002, we reported a net loss of $1,898,001, or $.14 per share, on total revenue of $364,418. This compares to a net loss of $872,486, or $.09 per share, on revenue of $177,130 for the quarter ending March 31, 2001. Our loss for the nine months ended March 31, 2002 was $6,193,530, or $.55 per share, on revenue of $2,683,930, compared to a loss of $2,579,283, or $.26 per share, on revenue of $263,416 for the nine months ended March 31, 2001. The substantial increase in the net loss for the first nine months of 2002 is attributable to the write-off associated with the acquisition of Achieve Networks, Inc., discussed in more detail below. The substantial increase in the net loss also occurred despite the gross profit on sales that we reported during this period compared to the prior nine month period when we reported a negative gross profit.

     Revenue. Our revenue during the first nine months of 2002 increased significantly from the corresponding period in 2001. Our revenue during the first nine months of 2002 increased 919% from the first nine months of fiscal 2001. The increase in our revenue is attributable to additional customers that we have added with new and renewed marketing efforts during the fourth quarter of last fiscal year and the first three quarters of this year.

     After thorough investigation, we have decided to enter the fax broadcast business in a continuing effort to boost sales revenue. We intend to offer this service utilizing our VoIP equipment that we hope will allow us to do it at substantially less cost than current vendors who use different networks. Our investigation suggests that we can sell our service profitably at approximately 25% less than current market rates. This will require an investment of approximately $150,000 and it is hoped that funding will be secured from private investors in the near future. Subject to receipt of this financing, we hope to begin offering this service in July of 2002. We believe that this is a highly profitable business and in great demand.

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

     Marketing. We have retained a new entity to market our services that will not use outbound telemarketing in its efforts. As a result, we do not anticipate a recurrence of the unauthorized charges that we encountered with our prior third-party marketing entity. This new entity has committed to incorporate only inbound telemarketing as well as internet-based marketing to eliminate our reliance on outbound methods. We are also increasing our agent-based and direct marketing efforts that we hope will increase sales volume and customer retention.

     Gross Profit. We reported a gross profit of $301,159 or the first nine months of this year, compared to a negative gross profit of $339,395 for the first nine months of 2001. We also reported a small gross profit for the third quarter of this fiscal year. None-the-less, we still reported a net loss for the three and nine- month periods, as our gross profit was insufficient to cover the write-off and other expenses.

     The relatively small gross profit results from a new dealer arrangement which we commenced for marketing our service which provides for front-loaded commissions. However, we have decided to withdraw that program and pay commissions on a monthly basis only on the actual business generated in the preceding month. We anticipate that this new arrangement will produce more favorable results in the future as the customers renew.

     Write-Off of Investment. The write off recorded for the three and nine month period ended March 31, 2002 resulted from the acquisition of Achieve. We originally completed this acquisition in November 2001 by issuing 2,449,012 shares of our common stock valued at $2,449,012 for 83% of the outstanding stock of Achieve. We subsequently issued another 750,988 shares in connection with this acquisition. In February 2002, the principal shareholder of Achieve filed a civil lawsuit against us and our President alleging breach of contract and fraud in connection with the acquisition. We settled that lawsuit effective March 31, 2002, and the suit was dismissed. As a result, the operations of Achieve will be included with our operating results beginning April 1, 2002.

     Because Achieve has no net assets and has incurred substantial losses from operations in the past, we have charged our investment of $3,200,000 and our advances to Achieve aggregating $546,216 at December 31, 2001 to operations during the period. These charges totaling $3,746,216 have been charged to operations for the nine months ended March 31, 2001. The write-off for the three-month period was $768,740.

     General and Administrative Expenses. General and administrative expenses of $1,091,055 for the three-month period ended March 31, 2002 consisted primarily of operating expenses, salaries, payroll expenses and professional fees. This represents a substantial increase of $504,820 from the third quarter of last year. This increase is attributable to the acquisition of Achieve Networks. General and administrative expenses for the first nine months of this fiscal year also increased from the comparable period of last year.

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

Liquidity and Capital Resources

     Overview. Our financial condition deteriorated substantially from fiscal year end June 30, 2001, a trend that continued from last year. At March 31, 2002, we reported negative working capital of $6,741,791, a decrease of $3,085,897, or 84%, from fiscal year end June 30, 2001. The Company continues to suffer from a serious lack of liquidity and capital. The decrease in working capital since fiscal year end is primarily attributable to cash applied to operations and the vendor payments associated with the acquisition of Achieve.

     Current Assets and Liquidity. Current assets reported at March 31, 2002 increased from fiscal year end; current liabilities, however, increased in a much greater amount. The largest increase in our current liabilities was accounts payable, which increased approximately $1,000,000, or 190% from fiscal year end. The increase in accounts payable is primarily attributable to expenses assumed in connection with the acquisition and our increased sales this period. Deferred revenue also increased substantially. As discussed above, this amount results primarily from our concern about the unauthorized sales of our service and potential cancellations by customers.

     We remain dependent on future operations or cash from outside sources to continue as a going concern. Our most significant obligations are notes payable, all of which are due on demand. We also have a significant amount of accounts payable. Our representatives have had discussions with certain of these vendors and lenders in an effort to restructure and extend or convert the debt. At this time we can report that the majority of our creditors have agreed to our proposed payment schedule that is expected to allow the company to satisfy them from revenue. We anticipate substantial revenue from the fax broadcast service that we intend to offer in approximately July of this year.

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




                                      PIPELINE TECHNOLOGIES, INC.



Date: June 18, 2002                   By:  /s/  Timothy J. Murtaugh
      --------------                       -------------------------------------
                                           Timothy J. Murtaugh, President, Chief
                                           Executive and Chief Financial Officer